Form 10QSB
period 1995-12-31
W-J INTERNATIONAL LTD /DE/
filed 1996-02-09
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1995

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                      to
                                --------------------     ---------------------

                         Commission File Number 0-17345

                             W-J International, Ltd.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              41-1578316
(State of other jurisdiction of                               (I.R.S. Employer
         organization)                                      Identification No.)

                               23 Washburne Avenue
                          Paynesville, Minnesota 56362
                    (Address of principal executive offices)

                                  612-243-3311
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            X     No
           ----------                   ----------

At February 9, 1996 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.


Transitional Small Business Disclosure Format:   Yes             No    X
                                                     ----------     --------

                             W-J International, Ltd.
                                  Balance Sheet

                                                                December 31,   September 30,
                                                                   1995           1995
                                                                (Unaudited)    (Audited)

                                     ASSETS
Current Assets:
   Cash                                                         $   317,783    $   338,358
                                                                -----------    -----------
      Total current assets                                          317,783        338,358


Property and equipment:
   Land                                                              30,648         30,648
   Buildings                                                        374,266        374,266
                                                                -----------    -----------
                                                                    404,914        404,914
   Less: accumulated depreciation                                   (89,935)       (86,137)
                                                                -----------    -----------

      Net property and equipment                                    314,979        318,777
                                                                -----------    -----------

      Total Assets                                              $   632,762    $   657,135
                                                                ===========    ===========

                             LIABILITIES AND EQUITY

Current liabilities:

    Current portion of long-term debt                           $   177,998    $   172,862
    Operations borrowing                                              2,624          2,624
    Accounts payable - Trade                                              0              0
    Accrued expenses                                                 88,945         85,248
    Due to related parties                                           27,323         53,941
    Notes payable - related parties                                  17,610         20,264
                                                                -----------    -----------

          Total current liabilities                                 314,500        334,939
                                                                -----------    -----------

Long-term debt, net of current portion                               86,483         96,045
                                                                -----------    -----------

Stockholders equity:
    Common stock, $.01 par value;
      20,000,000 shares authorized,
      12,214,632 shares issued and
      outstanding                                                   122,146        122,146
    Additional paid-in capital                                    2,274,840      2,274,840
    Accumulated deficit                                          (2,165,207)    (2,170,835)
                                                                -----------    -----------

       Total stockholders equity                                    231,779        226,151
                                                                -----------    -----------

       Total liabilities and stockholders equity                $   632,762    $   657,135
                                                                ===========    ===========


                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of operations


                                                                    Three Months Ended
                                                                        December 31,
                                                                  1995              1994
                                                               (Unaudited)        (Unaudited)

Rental Income:                                                  $     20,489    $     11,659

Gain on extinguishment of debt                                  $          0    $     56,156
                                                                ------------    ------------

     Total Income                                               $     20,489    $     67,815

Expenses:
     General & Administrative                                          5,466           5,295
     Interest                                                          2,908           4,251
                                                                ------------    ------------
                                                                       8,374           9,546
                                                                ------------    ------------

     Income (loss) from continuing operations
     before discontinued operations                                   12,115          58,269

Discontinued Operations:
     Loss from discontinued operations                                (6,487)        (13,298)

              Net Income (loss)                                        5,628          44,971
                                                                ============    ============

Weighted average common shares outstanding                        12,214,632      12,214,632
          during period                                           ==========      ==========

              Net (loss) per share                              $       0.00    $       0.00
                                                                ============    ============



                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash


                                                                                   Three Months Ended
                                                                                       December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                   1995         1994
                                                                                 (Unaudited)   (Unaudited)


Net (Loss)                                                                        $   5,628    ($ 55,948)
Adjustments to reconcile net (loss)
   to net cash flows from operating activities:
     Depreciation                                                                     3,798       10,284
     Changes in:
       Accounts receivable - Trade                                                        0      347,322
       Accounts receivable - Related parties                                              0       (9,539)
       Prepaid expenses                                                                   0        8,853
       Accounts payable - Trade                                                           0       (3,691)
       Accounts payable - Related parties                                           (29,272)      14,428
       Accrued expenses                                                               3,697       (8,181)
                                                                                  ---------    ---------
           Net cash flows from operating activities                                 (16,149)     303,528
                                                                                  ---------    ---------

Cash flows from investing activities:

   Purchase of property and equipment                                                     0            0

           Net cash flows from investing activities                                       0            0
                                                                                  ---------    ---------

Cash flows from financing activities:

   Gain on extinguishment of debt                                                         0            0
   Principal payments on long-term debt                                              (4,426)      (3,582)
                                                                                  ---------    ---------

           Net cash flows from financing activities                                  (4,426)      (3,582)
                                                                                  ---------    ---------

           Net increase (decrease) in cash                                          (20,575)     299,946

Cash, beginning of year                                                             338,358      275,682
                                                                                  ---------    ---------

Cash, end of year                                                                 $ 317,783    $ 575,628
                                                                                  =========    =========


                        See notes to financial statements

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The condensed balance sheet as of December 31, 1995 (Unaudited) and September 30, 1995 (Audited) and the related statement of operations and cash for the three-month period ended December 31, 1995 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

          The Financial statements and notes are presented as permitted by Form 10-Q and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:
                                            December 31,        September 30,
                                                1995                1995

           Parts and Components             $         0         $         0
           Finished Units                             0                   0

           Total                            $         0         $         0

Note 3.    STOCKHOLDERS' EQUITY

                                        (Audited)           Equity Changes      (Unaudited)
                                        September 30,       Due to Operation    December 31,
                                          1995                                    1995
           Number of Shares              12,214,632                 0            12,214,632

           Common Stock                     122,146                 0               122,146

           Additional Paid-In Capital     2,274,840                 0             2,274,840

           Retained Earnings
           (Accumulated Deficit)         (2,170,835)            5,628            (2,165,207)

           Total                            226,151             5,628               231,779


Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

           RESULTS OF OPERATIONS

     Rental Income for the first three-month period ended December 31, 1995 increased $8,830 from $11,659 for the three-month period ended December 31, 1994. The increase in rent for the first quarter for fiscal 1996 as compared to the same quarter of fiscal 1995 was primarily due the tenant renting additional square footage.

     Expenses for the first three-month period ended December 31, 1995 decreased 12% to $8,374 from $9,546 for the three-month period ended December 31, 1994.

     Discountinued Operations expenses for the three-month period ended December 31, 1995 decreased to $6,487 from $13,298 for the three-month period ended December 31, 1994.

     The Company's net profit for the three-month period ended December 31, 1995 decreased to $5,628 from $44,971 for the same period ended December 31, 1994.


           LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased to $3,373 for the three months ended December 31, 1995 from $3,419 for the year ended September 30, 1995. The Company has operated on limited and deficit working capital since the first quarter of 1989 when the Company's previous bank demanded immediate repayment of and cancelled the Company's bank line of credit.



PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1995.


Item 6.    Exhibits and Reports on Form 8-K.

     (a) Exhibits

     No exhibits are required to be filed for the three-month period ended December 31, 1995.

     (b) Reports on Form 8-K.

     No report on Form 8-K was filed during the three-month period ended December 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        W-J International, Ltd.
                                        ("Small Business Issuer")


                                        By  /s/ Edward H. Webb
                                           Edward H. Webb
                                           President




Date:      February 9, 1996