Form 10QSB
period 1996-03-31
W-J INTERNATIONAL LTD /DE/
filed 1996-05-14
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                        --------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission File Number 0-17345

                             W-J International, Ltd.
                      (Formerly Wetjet International, Inc.)
        (Exact name of small business issuer as specified in its charter)

    Delaware                                                   41-1578316
 (State of other jurisdiction                               (I.R.S. Employer
   of organization)                                        Identification No.)

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

                            Yes X        No

At May 10, 1996, 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

            Transitional Small Business Disclosure Format: Yes         No X

                             W-J International, Ltd.
                                  Balance Sheet


                                                                                   March 31,           September 30,
                                                                                      1996                  1995
                                                                                   (Unaudited)            (Audited)
                                 ASSETS

Current Assets:
         Cash                                                                      $326,324              $338,358
                                                                                    -------               -------
                  Total current assets                                              326,324               338,358
                                                                                    -------               -------
Property and equipment:
         Land                                                                        30,648                30,648
         Buildings                                                                  374,266               374,266
                                                                                    -------               -------
                                                                                    404,914               404,914
                                                                                    -------               -------

         Less: accumulated depreciation                                             (93,733)              (86,137)
                                                                                     ------               -------

                  Net property and equipment                                        311,181               318,777
                                                                                     ------               -------

                  Total Assets                                                     $637,505              $657,135
                                                                                     ======               =======

                     LIABILITIES AND EQUITY

Current liabilities:

         Current portion of long-term debt                                         $177,998              $172,862
         Operations borrowing                                                         2,624                 2,624
         Accounts payable - Trade                                                         0                     0
         Accrued expenses                                                            93,565                85,248
         Due to related parties                                                      27,323                53,941
         Notes payable - related parties                                             14,956                20,264
                                                                                     ------                ------

                  Total current liabilities                                         316,466               334,939
                                                                                    -------               -------

Long-term debt, net of current portion                                               80,483                96,045
                                                                                     ------                ------

Stockholders equity:
         Common stock, $.01 par value, 20,000,000 shares authorized,                122,146               122,146
                  12,214,632 shares issued and outstanding                        2,274,840             2,274,840
         Additional paid-in capital                                              (2,156,430)           (2,170,835)
                                                                                  ---------             ---------
         Accumulated deficit

                  Total stockholders equity                                         240,556               226,151
                                                                                    -------               -------

                  Total liabilities and stockholders equity                        $637,505              $657,135
                                                                                    =======               =======

                        See notes to financial statements

                             W-J International, Ltd.
                            Statements of operations



                                                           Three Months Ended                     Six Months Ended
                                                                 March 31,                            March 31,

                                                          1996           1995             1996                  1995
                                                     (Unaudited)     (Unaudited)      (Unaudited)           (Unaudited)

Rental Income                                        $     20,489    $     17,489     $     40,978          $     29,148

Gain on extinguishment of debt                       $          0    $          0     $          0          $     56,156
                                                     ------------    ------------     ------------          ------------

         Total Income                                $     20,489    $     17,489     $     40,978          $     85,304

Expenses:

         General & Administrative                          (1,342)         42,381            4,124                60,974

         Interest                                           1,989           3,099            4,897                 7,449
                                                     ------------    ------------     ------------          ------------
                                                              647          45,480            9,021                68,423

                  Income (loss) from
                    continuing operations
                    before discontinued
                    operations and
                    extraordinary items                    19,841         (27,991)         (31,956)               16,881

Discontinued Operations:
         Discontinued Operations                           11,065               0           17,551                     0
         Extraordinary Item                                     0         100,000                0               100,000
                                                     ------------    ------------     ------------          ------------


         Income (Loss) from discontinued
         operations and extraordinary item                (11,065)        100,000          (17,551)              100,000

                    Net Income (loss)                       8,777          72,009           14,405               116,881
                                                     ============    ============     ============          ============

Weighted average common shares
outstanding during period                              12,214,632      12,214,632       12,214,632            12,214,632
                                                     ============    ============     ============          ============

                    Net (loss) per share             $       0.00    $       0.01     $       0.00          $       0.01
                                                     ============    ============     ============          ============

                                         See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash



                                                             Three Months Ended                    Six Months Ended
                                                                    March 31,                            March 31,

CASH FLOWS FROM OPERATING ACTIVITIES                        1996               1995              1996               1995
                                                         (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)

Net (Loss)                                               $8,777            $72,009           $14,405           $116,881
Adjustments to reconcile net (loss) to net cash flows
from operating activities:
   Depreciation                                           3,798              3,798             7,596              7,596
    Changes in:
      Accounts receivables - Trade                            0                  0                 0                  0
      Accounts receivables - Related parties                  0                  0                 0                  0
      Prepaid expenses                                        0                  0                 0                  0
      Accounts payables - Trade                               0                  0                 0                  0
      Accounts payables - Related parties                (2,654)                 0           (31,926)                 0
      Accrued expenses                                   (4,620)                 0              (923)           (22,677)
                                                         -------            ------           -------           --------

    Net cash flows from operating activities              5,301             75,807           (10,848)          (101,800)
                                                         -------            ------           -------           --------

Cash flow from investing activities:

   Purchase of property and equipment                         0                  0                 0                  0

    Net cash flows from investing activities                  0                  0                 0                  0
                                                         -------            ------            ------             ------

Cash flows from financing activities:

   Gain on extinguishment of debt                             0                  0                 0                  0
   Principal payments on long-term debt                  (6,000)            (4,152)          (10,426)          (142,950)
                                                          -----              -----            ------            -------

     Net cash flows from financing activities            (6,000)            (4,152)          (10,426)          (142,950)
                                                          -----              -----            ------            -------

     Net increase (decrease) in cash                       (699)             71,655          (21,274)           (41,150)

Cash, beginning of year                                 317,783            245,504           338,358            358,309
                                                        -------            -------           -------            -------

Cash, end of year                                      $317,084           $317,159          $317,084           $317,159
                                                        =======            =======           =======            =======

                        See notes to financial statements

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed balance sheet as of March 31, 1996 (Unaudited) and September 30, 1995 (Audited) and the related statement of operations and cash for the three and six-month periods ended March 31, 1996 (Unaudited) are enclosed. In the opinion of management, all adjustments for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

     The financial statements and notes are presented as permitted by Form 10-Q and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware corporation ("W-J" or the "Company").

Note 2.  INVENTORIES

         Inventories consist of the following:


                                            March 31,            September 30,
                                               1996                  1995


  Parts and Components                      $       0              $      0

  Finished Units                                    0                     0
                                             -------------          ------------


  Total                                     $      0                $     0
                                             =============         =============


Note 3.  STOCKHOLDERS' EQUITY


                                            (Audited)                                                (Unaudited)
                                          September 30,                Equity Charges                 March 31,
                                               1995                   Due to Operation                  1996

Number of shares                          12,214,632                       0                          12,214,632

Common Stock                                 122,146                       0                             122,146

Additional Paid-In Capital                 2,274,840                       0                           2,274,840

Retained Earnings
(Accumulated Deficit)                     (2,170,835)                  14,405                         (2,156,430)

Total                                        226,151                   14,405                            240,556


Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

     Rental income for the six-month period ended March 31, 1996 increased 41% to $40,978 from $29,148 for the six-month period March 31, 1995. Rental income for the three-month period ended March 31, 1996 increased 17% to $20,489 from $17,489 for the three-month period ended March 31, 1996. The increase in rent for the three-month and six-month periods ending March 31, 1996 as compared to the three-month and six-month periods ending March 31, 1995 was primarily due to the tenant renting additional square footage.

     Expenses for the six-month period ended March 31, 1996 decreased 93% to $4,124 from $60,974 for the six-month period March 31, 1995. Expenses for the three-month period ended March 31, 1996 decreased 103% to ($1,342) from $42,381 for the three-month period ended March 31, 1996. The decrease in expenses for the three-month and six-month periods ending March 31, 1996 as compared to the three-month and six-month periods ending March 31, 1995 was primarily related to the company's limited activities.

     Discontinued operations expenses for the six-month period ended March 31, 1996 were $17,551 while expenses for the three month period ended March 31, 1996 was $11,065.

     Net income for the six-month period ended March 31, 1996 decreased 88% to $14,405 from $116,881 for the six-month period March 31, 1995. Net income for the three-month period ended March 31, 1996 decreased 88% to $8,777 from $72,009 for the three-month period ended March 31, 1996. The decrease in expenses for the three-month and six-month periods ending March 31, 1996 as compared to the three-month and six-month periods ending March 31, 1995 was primarily related the recovery of funds in the three-month period ended March 1995 paid in prior years related to tooling that was never provided by the contracted vendor.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased to $9,858 for the three-months ended March 31, 1996 from $3,419 for the year ended September 30, 1995. The Company has operated on limited and deficit working capital since the first quarter of 1989 when the Company's previous bank demanded immediate repayment of and cancelled the Company's bank line of credit.

PART II.          OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

             27:  Financial Data Schedule (filed only in electronic format)

         (b)  Reports on Form 8-K.

     No report on Form 8-K was filed during the three-month period ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             W-J International, Ltd.
                              ("Small Business Issuer")


                              By /s/ Edward H. Webb
                                 Edward H. Webb,President
                                 (Principal executive and
                                 principal financial officer)


Date:  May 10, 1996