Form 10QSB/A
period 1995-12-31
W-J INTERNATIONAL LTD /DE/
filed 1996-05-22
CIK 814183

FORM 10-QSB/A-1
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------   -----------------

                         Commission File Number 0-17345

                             W-J International, Ltd.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                             41-1578316
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

         The registrant hereby amends Item 6 of Part II of its Form 10-QSB for the quarter ended December 31, 1995 as follows:


PART II.          OTHER INFORMATION


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


                                             W-J International, Ltd.
                                             ("Small Business Issuer")



                                             By  /s/ Edward H. Webb
                                             Edward H. Webb
                                             President
                                             (Principal executive and
                                             principal financial officer)


Date:  May 21, 1996