Form 10QSB
period 1996-06-30
W-J INTERNATIONAL LTD /DE/
filed 1996-08-14
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996

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

Yes            X     No

At August 14, 1996 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional Small Business Disclosure Format (check one)    Yes         No   X

                            W-J International, Ltd.

                        QUARTERLY REPORT ON FORM 10-QSB


                                     INDEX

                                                                     Page Number
PART I.   FINANCIAL INFORMATION

       Item 1.  Financial Statements

       Condensed Balance Sheets as of June 30, 1996 (Unaudited)
          and September 30, 1995                                            3

       Condensed Income Statements (Unaudited)
          Three and Nine-Months ended June 30, 1996 and June 30, 1995       4

       Condensed Statements of Cash Flows (Unaudited)
          Three and Nine-Months ended June 30, 1996 and June 30, 1995       5

       Notes to Condensed Financial Statements (Unaudited)                  6

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7


PART II.   OTHER INFORMATION

       Item 4.  Submission of matters to a Vote of Security Holders         7

       Item 6.  Exhibits and Reports on Form 8-K.                           7


SIGNATURES                                                                  8

                             W-J International, Ltd.
                                  Balance Sheet

                                                                      June 30,     September 30,
                                                                         1996           1995
                                                                     (Unaudited)     (Audited)
                                                                      ----------    ----------------
                           A S S E T S
Current Assets:
     Cash                                                              $290,350       $338,358
                                                                      ----------    -----------

                 Total current assets                                   290,350        338,358
                                                                      ----------    -----------

Property and equipment:
     Land                                                                30,648         30,648
     Buildings                                                          374,266        374,266
                                                                      ----------    -----------
                                                                        404,914        404,914
     Less: accumulated depreciation                                     (97,531)       (86,137)
                                                                      ----------    -----------

                 Net property and equipment                             307,383        318,777
                                                                      ----------    -----------

                 Total Assets                                          $597,733       $657,135
                                                                      ==========    ===========

                           L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

     Current portion of long-term debt                                 $130,000       $172,862
     Operations borrowing                                                 2,624          2,624
     Accounts payable - Trade                                                 0              0
     Accrued expenses                                                        90         85,248
     Due to related parties                                              27,324         53,941
     Notes payable - related parties                                     12,301         20,264
                                                                      ----------    -----------

                 Total current liabilities                              172,339        334,939
                                                                      ----------    -----------

Long-term debt, net of current portion                                   73,483         96,045
                                                                      ----------    -----------

Stockholders equity:
     Common stock, $.01 par value; 20,000,000
         shares authorized, 12,214,632
         shares issued and outstanding                                  122,146        122,146
     Additional paid-in capital                                       2,274,840      2,274,840
     Accumulated deficit                                              2,045,075)    (2,170,835)
                                                                      ----------    -----------

                 Total stockholders equity                              351,911        226,151
                                                                      ----------    -----------

                 Total liabilities and stockholders equity             $597,733       $657,135
                                                                      ==========    ===========



                       See notes to financial statements
                                       3

                             W-J International, Ltd.
                            Statements of Operations



                                                                  Three Months Ended              Nine Months Ended
                                                                       June 30,                       June 30,
                                                                 1996            1995           1996            1995
                                                                (Unaudited)    (Unaudited)     (Unaudited)        (Unaudited)


Rental Income:                                                    $28,200        $26,489         $69,178         $55,637

Gain on extinguishment of debt                                    $97,473             $0         $97,473              $0
                                                              ------------    -----------    ------------    ------------

             Total Income                                        $125,673        $26,489        $166,651         $55,637

Expenses:
     General & Administrative                                      10,483          9,643          14,607          70,716
     Interest                                                        (274)         9,062           4,624          16,412
                                                              ------------    -----------    ------------    ------------
                                                                   10,209         18,705          19,231          87,128
                                                              ------------    -----------    ------------    ------------

             Income (loss) from continuing operations
                       before discountinued operations and
                       extraordinary items                        115,464          7,784         147,420         (31,491)

Discontinued Operations:
     Discontinued Operations                                        4,109              0          21,660               0
     Extraordinary item                                                 0              0               0         100,000
     Gain on extinguishment of debt                                     0         18,540               0          74,696
                                                              ------------    -----------    ------------    ------------

     Income (Loss) from discontinued operations
          and extraordinary item                                   (4,109)        18,540         (21,660)        174,696

                       Net Income (loss)                          111,355         26,324         125,760         143,205
                                                              ============    ===========    ============    ============

Weighted average common shares outstanding                     12,214,632     12,214,632      12,214,632      12,214,632
                                                              ============    ===========    ============    ============
     during period
                       Net (loss) per share                         $0.01          $0.00           $0.01           $0.01
                                                              ============    ===========    ============    ============







                       See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash



                                                                   Three Months Ended            Nine Months Ended
                                                                         June 30,                    June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                              1996           1995         1996         1995
                                                                (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
                                                                -------------------------   ----------------------

     Net (Loss)                                                  $111,355       $26,324     $125,760     $143,205
     Adjustments to reconcile net (loss) to net cash
        flows from operating activities:
         Depreciation                                               3,798         3,798       11,394       11,394
         Changes in:
             Accounts receivables - Trade                               0             0            0            0
             Accounts receivables - Related parties                     0             0            0            0
             Prepaid expenses                                           0             0            0            0
             Accounts payables - Trade                                  0       (18,540)           0      (18,540)
             Accounts payables - Related parties                   (2,655)      (33,650)     (34,581)     (33,650)
             Accrued expenses                                    (142,472)       30,293     (134,155)       7,616
                                                                ----------    ----------    ---------    ---------

                 Net cash flows from operating activities         (29,974)        8,225      (31,582)     110,025
                                                                ----------    ----------    ---------    ---------

Cash flows from investing activities:

     Purchase of property and equipment                                 0             0            0            0

                 Net cash flows from investing activities               0             0            0            0
                                                                ----------    ----------    ---------    ---------

Cash flows from financing activities:

     Gain on extinguishment of debt                                                   0            0            0
     Principal payments on long-term debt                          (6,000)       (3,770)     (16,426)    (146,720)
                                                                ----------    ----------    ---------    ---------

                 Net cash flows from financing activities          (6,000)       (3,770)     (16,426)    (146,720)
                                                                ----------    ----------    ---------    ---------

                 Net increase (decrease) in cash                  (35,974)        4,455      (48,008)     (36,695)

Cash, beginning of period                                         326,324       317,159      338,358      358,309
                                                                ----------    ----------    ---------    ---------

Cash, end of period                                              $290,350      $321,614     $290,350     $321,614
                                                                ==========    ==========    =========    =========






                        See notes to financial statements

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The condensed balance sheet as of June 30, 1996 (Unaudited) and September 30, 1995 (Audited) and the related statement of operations and cash for for the three and nine-month periods ended June 30, 1996 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

          The Financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("WJ" or the "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:
                                              June 30,            September 30,
                                                1996                   1995
                                              --------              ---------

           Parts and Components               $      0              $       0
           Finished Units                            0                      0
                                              --------              ---------

                                              ========              =========
           Total                              $      0              $       0
                                              ========              =========


Note 3.    STOCKHOLDERS' EQUITY

                                         (Audited)            Equity Changes     (Unaudited)
                                        September 30,         Due to Operation    June 30,
                                           1995                                     1996

           Number of Shares              12,214,632                   0           12,214,632

           Common Stock                     122,146                   0              122,146

           Additional Paid-In Capital     2,274,840                   0            2,274,840

           Retained Earnings
           (Accumulated Deficit)         (2,170,835)            125,760           (2,045,075)


           Total                            226,151             125,760              351,911


Item 2 - Management's discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

         Rental Income for the nine-month period ended June 30, 1996 increased 24% to $69,178 from $55,637 for the nine-month period June 30, 1995. Rental Income for the three-month period ended June 30, 1996 increased 6% to $28,200 from $26,489 for the three-month period ended June 30, 1995. The increase in rent for the three-month and nine-month periods ending June 30, 1996 as compared to the three-month and nine-month periods ending June 30, 1995 was primarily due to the tenant renting additional square footage.

         Expenses for the nine-month period ended June 30, 1996 decreased 79% to $14,607 from $70,716 for the nine-month period June 30, 1995. Expenses for the three-month period ended June 30, 1996 increased 9% to $10,483 from $9,643 for the three-month period ended June 30, 1995. The increase in expenses for the three-month period ending June 30, 1996 as compared to the three-month ending June 30, 1995 was primarily related to increased costs related to building maintenance. The decrease in expenses for the nine-month period ended June 30, 1996 as compared to the nine-month period ending June 30, 1995 was primarily related to limited operations.

         Discountinued Operation expenses for the nine-month period ended June 30, 1996 was $21,660 while expenses for the three month period ended June 30, 1996 was $4,109.

         Net Income for the nine-month period ended June 30, 1996 decreased 12% to $125,760 from $143,205 for the nine-month period June 30, 1995. Net Income for the three-month period ended June 30, 1996 increased 323% to $111,355 from $26,324 for the three-month period ended June 30, 1995. The increase in Net Income for the three-month period ending June 30, 1996 as compared to the three-month period ending June 30, 1995 is primarily related to the gain of the extinguishment of debt of the WetWorks Note Payable and accompanying interest. The Company satisfied a $247,473 debt to WetWorks (including principal and accrued interest) by making a payment of $150,000, thereby resulting in a gain of $97,473 in the quarter ended June 30, 1996. The decrease in Net Income for the nine-month period ending June 30, 1996 as compared to the nine-month period ending June 30, 1995 is primarily related to extraordinary items.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased to $118,011 for the nine-months ended June 30, 1996 from $3,419 for the year ended September 30, 1995. This increase is primarily related to the gain recorded upon settlement of the debt to WetWorks.



PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of security holders during the quarter ended March 31, 1996.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

           The following exhibit is included with this report:

           Exhibit 27 - Financial Data Schedule (filed only with electronic version)

           (b)  Reports on Form 8-K.

           No report on Form 8-K was filed during the three-month period ended June 30, 1996.

                                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        W-J International, Ltd.
                                       ("Small Business Issuer")


                                        By  \s\ Edward H. Webb
                                            Edward H. Webb, President
                                            (principal executive officer and
                                            principal financial and accounting
                                            officer)



Date:      August 14, 1996

                            W-J International, Ltd.
                          Form 10-QSB Quarterly Report
                      For the Quarter Ended June 30, 1996

                                  EXHIBIT INDEX


Exhibit
Number     Item

 27        Financial Data Schedule (included in electronic version only)