Form 10KSB
period 1996-09-30
W-J INTERNATIONAL LTD /DE/
filed 1996-12-20
CIK 814183

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                              Commission File Number
September 30, 1996                                              0-17345

                             W-J INTERNATIONAL, LTD.
              (Exact name of small business issuer in its charter)

          Delaware                                           41-1578316
(State of incorporation or organization)    (IRS Employer Identification Number)

                23 Washburne Avenue, Paynesville, Minnesota 56362
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (612) 243-3311

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]                                     No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Number of shares of Common Stock, $.01 par value, outstanding as of December 15, 1996 was 12,214,632.

State Issuer's revenues (rental income) for its most recent fiscal year:
$87,237.

The aggregate market value of the voting stock held by non-affiliates of the Registrant is not determinable as of a current date because there has been no trading of the Registrant's Common Stock since March 31, 1994.

Transitional Small Business Disclosure Format       Yes    [  ]    No     [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         W-J International, Ltd. (the "Company") was incorporated as a Delaware corporation in February 1987 under the name of Duo, Inc. When the Company merged with Wetjet International, Ltd. in 1988, it changed its name to Wetjet International, Ltd. Following the Transaction described below, the Company changed its name to W-J International, Ltd.

         Prior to March 31, 1993, the Company manufactured and marketed personal watercraft under the Company's registered trademark, "WETJET." During the fiscal years ended September 30, 1991, 1992 and 1993, working capital shortages required the Company to minimize operating expenses and reduce inventory. The working capital shortages were caused by the death and sickness of its two distributors in 1989, which in turn caused the demand by the Company's bank for repayment of the Company's bank line of credit.

         Due to its financial condition, during fiscal year 1993 the Company sold substantially all of its assets (the "Transaction") to Tennessee Acquisition Corp., a wholly-owned subsidiary of MasterCraft Boat Company (hereinafter referred to as "Mastercraft"). As consideration for the sale of its assets, the Company received $310,000 on March 31, 1993 and an additional $166,667 on each of June 30, 1993, September 30, 1993 and December 31, 1993. Mastercraft's principal executive offices are located in Vonore, Tennessee. Substantially all of the proceeds from the Company's sale of assets have been used to pay existing debts of the Company. During fiscal years 1993 and 1994, the Company negotiated with creditors to settle all existing debts.

         The Company's current operations consist primarily of renting land and a building to a single lessee under a short-term rental agreement.

         The Company has satisfied substantially all of its debts and continues to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities. There is no assurance that the Company will be successful in obtaining such opportunities. If a merger or acquisition opportunity does arise, the Company's value as a partner in a merger or other business combination will rest primarily upon the potential public market for the Company's shares.

The Product and Manufacturing

         The Company currently manufactures and sells no products.

         Prior to its sale of substantially all of its assets, the Company's principal product was the WETJET watercraft, a recreational watercraft designed to be ridden by one or two people (the "WETJET"). The Company offered five models of the WETJET--the"432," the "Special Edition 432," the "Sport II," "Sport II Spirit," and the "Sport." WETJET watercraft produced after June 30, 1988 were powered by the Brut engine, manufactured by Koronis Parts, Inc.

("Koronis"), of which Edward Webb and Kathy Webb own substantially all of the outstanding stock of Koronis. Koronis also sold certain assets to Mastercraft, including the Brut engine technology.

The Market and Competition

         The Company currently has no competition since it is producing no products.

Sales and Distribution

         The  Company  did  not   distribute   any  products   domestically   or
internationally during fiscal years 1994 through 1996.

Patents and Trademarks

         The Company owns no patents or trademarks.

Employees

         Since January 1994, the Company has had no employees.

Environmental Compliance

         Management   believes  that  the  Company  properly   disposed  of  all
production material or liquids that may be considered an environmental hazard prior to the Transaction, when all production ceased.

Government Regulations

         The Company is not subject to any material governmental regulations on its business.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's assembly operations, warehousing and other operations prior to the Transaction were conducted in a combined manufacturing, warehouse and office facility located in Paynesville, Minnesota, which facility is owned by the Company, subject to a mortgage. The building has approximately 28,000 square feet. The Company currently leases 26,400 square feet of this building to Mastercraft pursuant to the terms of a one-year lease ending March 31, 1997 at the current minimum rate of $6,709 per month.

ITEM 3.  LEGAL PROCEEDINGS

         In November 1989, the Company terminated its relationship with a distributor, Wetworks, Ltd. (Wetworks), a related party which owned approximately 4.7% of W-J's outstanding Common Stock. In settlement of a dispute arising from the termination of Wetworks as a distributor, the Company's President and majority shareholder agreed to repurchase the Common Stock owned by Wetworks and the Company agreed to sign a note payable to Wetworks of $165,000. In April 1996, Wetworks, Ltd. accepted a settlement of $150,000 as full and final satisfaction of a note of $153,998 and accrued interest of $93,475, which resulted in the Company recognizing a $97,473 gain on extinguishment of debt. As part of the satisfaction, 569,250 shares of Company common stock owned by an officer of the Company and held by Wetworks, Ltd. as security of the note payable were transferred back to the officer.

         In fiscal year 1995, the City of Paynesville agreed to accept a $100,000 payment from the Company in full payment and satisfaction of an outstanding loan in the amount of $156,156, including principal and interest.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.


                                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         Currently, there is no public trading market for Company stock. In the past the Company's Common Stock was traded on the local over-the-counter market in Minneapolis, Minnesota. The following table sets forth the range of closing bid prices per share for the Company's Common Stock for the periods indicated as reported by Metro Data Company, Minneapolis, Minnesota.

Bid Prices                                                            Bid Prices

Fiscal 1995                         High             Low              Fiscal 1994                       High            Low
-----------                         ----             ---              -----------                       ----            ---

Oct. 1 - Dec. 31, 1994              None             None             Oct. 1 - Dec. 31, 1993            .005            .005

Jan. 1 - March 31, 1995             None             None             Jan. 1 - March 31, 1994           .005            .005

April 1 - June 30, 1995             None             None             April 1 - June 30, 1994           None            None

July 1 - Sept. 30, 1995             None             None             July 1 - Sept. 30, 1994           None            None


         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no record of the volume of transactions in the purchase and sale of the Company's securities, and such market volume may be insignificant. The Company has not declared any dividends in the past, and it is not anticipated that the Company will declare any dividends in the foreseeable future. As of December 15, 1996, the Company had approximately 227 shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         Fiscal 1996 v. 1995

         Rental Income. During the fiscal year ended September 30, 1996, the Company's rental income increased to $87,237 from fiscal 1995 rental income of $81,954. The increase in rental income from fiscal 1995 to 1996 was due primarily to the fact that the one-year lease agreement beginning April 1, 1996 called for an increase in the rent per square foot from $2.65 to $3.05.

         Operating Expenses. The Company's operating expenses decreased 66.8% to $20,518 in fiscal 1996 from $61,776 in fiscal 1995. As a percentage of rental income, the Company's operating expenses were 23.5% and 75.4% in fiscal 1996 and 1995, respectively.

         General and administrative expenses decreased 73.7% from fiscal 1995 to fiscal 1996 due primarily to decreased activity. Interest expense decreased $12,138, or 31.1%, due to the forgiveness of debt in 1996.

         Discontinued Operations. The Company experienced a loss from discontinued operations in fiscal 1996 of $13,785, as compared to a gain of $62,641 in fiscal 1995. This loss was the result of no settlements that resulted in cash receipts as occurred in previous years.

         Net Income (Loss). In fiscal 1996, the Company experienced net income of $150,407 as compared to net income in fiscal year 1995 of $138,975. The 1996 net income figure resulted primarily from the settlement with Wetworks, Ltd. which resulted in a $97,473 gain on extinguishment of debt. The Company's net loss in fiscal 1994 resulted directly from the Company's extremely curtailed operations and limited rental income.

         Fiscal 1995 v. 1994

         Rental Income. During the fiscal year ended September 30, 1995, the Company's rental income decreased to $81,954 from fiscal 1994 rental income of $110,223. The decrease in rental income from fiscal 1994 to 1995 was due primarily to the fact that the 1994 rental income amount included amounts collected on certain rents accrued in 1993, but not invoiced and paid until fiscal year 1994.

         Operating Expenses. The Company's operating expenses decreased 34.3% to $61,776 in fiscal 1995 from $93,963 in fiscal 1994. As a percentage of rental income, the Company's operating expenses were 75.4% and 85.2% in fiscal 1995 and 1994, respectively.

         General and administrative expenses increased 46.8% from fiscal 1994 to fiscal 1995 due primarily to increased legal expenses. Interest expense decreased $30,648, or 44.0%, due to the forgiveness of debt in 1994 and 1995.

         Discontinued Operations. The Company experienced a gain from discontinued operations in fiscal 1995 of $62,641, as compared to a loss of $79,168 in fiscal 1994. This gain was the result of the out of court settlement with PPD, net of attorneys' fees and miscellaneous expenses.

         Net Income (Loss). In fiscal 1995, the Company experienced net income of $138,975 as compared to a net loss in fiscal year 1994 of $62,908. The 1995 net income figure resulted primarily from the out of court settlement with PPD, and from a one-time gain of $56,156 on extinguishment of debt. The Company's net loss in fiscal 1994 resulted directly from the Company's extremely curtailed operations and limited rental income.

Inflation

         Inflation has not had a material impact on the Company's results of operations.

Seasonality

         Due to the Company's discontinuation of operations, seasonality no longer affects its business.

Liquidity and Capital Resources

         The Company's working capital increased to $149,220 at September 30, 1996 from $3,419 at September 30, 1995 primarily due to the reduction of outstanding current liabilities which were made possible as a result from the settlement with Wetworks, Ltd.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included herein immediately following the signature page on the pages as set forth below:

                                                                          Page

Independent Auditor's Report dated October 22, 1996....................... F-1
Balance Sheets as of September 30, 1996
     and as of September 30, 1995 ........................................ F-2
Statements of Operations for the Fiscal Years Ended September 30, 1996
     and September 30, 1995 .............................................. F-3
Statements of Stockholders' Equity for the Fiscal Years Ended
     September 30, 1996 and September 30, 1995 ........................... F-4
Statements of Cash Flows for the Fiscal Years Ended September 30,
     1996 and September 30, 1995 ......................................... F-5
Notes to Financial Statements ............................................ F-6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides certain information with respect to the directors and executive officers of the Company.

         Name                    Age      Position

         Edward H. Webb          52       President, Chief Executive Officer and
                                          Director

         Kathy V. Webb           51       Vice President, Secretary and Director

         Gerald C. Westergaard   59       Director


         Edward H. Webb, the Company's founder, served as President, Chief Executive Officer and Director, of its predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Company. Since then, Mr. Webb has served as the Company's President, Chief Executive Officer and Director. Since 1972, Mr. Webb has also been the principal shareholder (together with his wife, Kathy Webb) of Koronis Parts, Inc. ("Koronis"), a Minnesota corporation located in Paynesville, Minnesota, which is in the business of manufacturing and selling replacement parts for many brands of snowmobiles. Prior to the Transaction with Mastercraft, Koronis also manufactured the Brut engine used in the Company watercraft. Since the completion of the transactions contemplated in the agreement with Mastercraft, Mr. Webb has devoted substantially less time to the Company's affairs.

         Kathy V. Webb was Secretary and Director of the Company's predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Company. Since the merger, Ms. Webb has served as the Company's Vice-President, Secretary and Director. Ms. Webb has worked in various capacities for Koronis and other replacement parts manufacturing enterprises operated by Mr. and Ms. Webb for more than ten years prior to the date of this Annual Report on Form 10-KSB. Ms. Webb is also currently a Director and Secretary of Koronis. Kathy Webb is the spouse of Edward Webb.

         Gerald C. Westergaard was a Director of Duo, Inc. prior to its merger with the Company's predecessor in June 1988. Mr. Westergaard has been a Director of the Company since June 1988. Mr. Westergaard has been a Loss Prevention Manager for Erickson's Diversified Corporation in Hudson, Wisconsin since November 1991. From March 1990 until November 1991, Mr. Westergaard was an independent business consultant. From September 1981 to March 1990, Mr. Westergaard was a controller of Flower City Stores, a Minneapolis- based patio supply, casual furniture and Christmas decoration store.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 1996, all officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements, except that Edward Webb and Kathy Webb each reported one transaction late.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during fiscal years 1995 and 1994 to the Chief Executive Officer:

                                                                                         Long Term Compensation
                                                                                  --------------------------------------
                                                                                            Awards            Payouts
                                                                                  --------------------------------------
                                                                                  Restricted                   LTIP       All Other
Name and Principal     Fiscal                                                       Stock                     Payouts     Compen-
      Position         Year              Annual Compensation                     Awards ($)      Options       ($)        sation ($)
------------------     -----                                                     ----------      -------      -----       ----------
                                 -----------------------------------------------
                                   Salary ($)      Bonus ($)      Other ($)
                                   ----------      ---------      ---------

Edward H. Webb          1996        0              0                --              --             --            --          --
 Chief Executive        1995        0              0                --              --             --            --          --
 Officer, President     1994        0              0                --              --             --            --          --
 and Chief Financial
 Officer



Option Grants During 1996 Fiscal Year

        The Company has not granted any stock options during fiscal 1996 to the named executive officer in the Summary Compensation Table. In addition, the Company has not granted any stock appreciation rights.

Option Exercises During 1996 Fiscal Year and Fiscal Year-End Option Values

        The named executive officer in the Summary Compensation Table did not exercise any stock options during fiscal 1996, and there were no outstanding stock options at September 30, 1996. The Company does not have any outstanding stock appreciation rights.

Compensation to Directors

        The Directors of the Company are not directly compensated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

        The following table provides information as of December 15, 1996 concerning the beneficial ownership of the Company's Common Stock by (i) persons known to the Company to be beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the named executive officer in the Summary Compensation Table, and (iv) all directors and officers as a group. Unless otherwise indicated, the person or entity listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.
                                       Amount and
Name (and Address                    Nature of Shares                  Percent
of 5% Holders)                    Beneficially Owned (1)            Of Class (1)

Edward H. Webb                         7,155,500 (2)                     58.6%
Route 3, Box 59
Paynesville, MN  56362

Kathy V. Webb                          7,155,500 (2)                     58.6%
Route 3, Box 59
Paynesville, MN  56362

Gerald D. Westergaard                     62,500                          0.5%

All officers and directors             7,218,000                         59.1%
as a group (three persons)

------------------

(1) Under the rules of the SEC, shares not actually outstanding are deemed to be beneficially owned by an individual if such individual has the right to acquire the shares within 60 days. Pursuant to such SEC Rules, shares deemed beneficially owned by virtue of an individual's right to acquire them are also treated as outstanding when calculating the percent of the class owned by such individual and when determining the percent owned by any group in which the individual is included.

(2)     Shares jointly owned by Edward and Kathy Webb.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.   See   "Exhibit   Index"   beginning  on  page  E-1
                  immediately following the Financial Statements.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of fiscal year 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     W-J INTERNATIONAL, LTD.
                                                                   ("Company")


Dated:  December 20, 1996                            /s/ Edward H. Webb
                                                     Edward H. Webb, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company, in the capacities, and on the dates, indicated.

                               (Power of Attorney)

        Each person whose signature appears below constitutes and appoints Edward H. Webb and Kathy V. Webb as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature                    Title                                       Date


/s/ Edward H. Webb        President and Director               December 20, 1996
Edward H. Webb            (Principal Executive Officer
                          and Principal Financial and
                          Accounting Officer)

/s/ Kathy V. Webb         Vice President, Secretary            December 20, 1996
Kathy V. Webb             and Director


/s/ Gerald C. Westergaard     Director                         December 20, 1996
Gerald C. Westergaard

To The Stockholders
W-J International, Ltd.
Paynesville, Minnesota


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of W-J International, Ltd. as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W-J International, Ltd. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                /s/ Stirtz Bernards Boyden Surdel & Larter, P.A.



Edina, Minnesota
October 22, 1996

                             W-J INTERNATIONAL, LTD.

                                 BALANCE SHEETS


                                                              September 30,
                                                         1996           1995
                                                     -----------    -----------

                        ASSETS

Current assets:
   Cash and cash equivalents                         $    19,708    $    54,784
   Certificates of deposit                               190,133        283,574
                                                     -----------    -----------

               Total current assets                      209,841        338,358
                                                     -----------    -----------

Property:
   Land                                                   30,648         30,648
   Buildings                                             374,266        374,266
                                                     -----------    -----------
                                                         404,914        404,914
   Less accumulated depreciation                         (98,582)       (86,137)
                                                     -----------    -----------

               Net property                              306,332        318,777
                                                     -----------    -----------

                                                     $   516,173    $   657,135
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable - related parties                   $     9,647    $    20,264
   Accrued liabilities                                     3,638          3,638
   Accrued interest - Wetworks, Ltd.                        --           84,234
   Due to related parties                                 26,400         53,941
   Current portion of long-term debt                      20,936        172,862
                                                     -----------    -----------

               Total current liabilities                  60,621        334,939
                                                     -----------    -----------

Long-term debt, net of current portion                    78,994         96,045
                                                     -----------    -----------

Stockholders' equity:
   Preferred stock, $.01 par value; 10,000,000
      shares authorized, none issued                        --             --
   Common stock, $.01 par value; 20,000,000
      shares authorized, 12,214,632 shares
      issued and outstanding in 1996 and 1995            122,146        122,146
   Additional paid-in capital                          2,274,840      2,274,840
   Accumulated deficit                                (2,020,428)    (2,170,835)
                                                     -----------    -----------

               Total stockholders' equity                376,558        226,151
                                                     -----------    -----------

                                                     $   516,173    $   657,135
                                                     ===========    ===========

                        See Notes to Financial Statements

                             W-J INTERNATIONAL, LTD.

                            STATEMENTS OF OPERATIONS



                                                       Years Ended September 30,
                                                               1996            1995
                                                       ------------    ------------

Rental income                                          $     87,237    $     81,954
                                                       ------------    ------------

Other (income) expenses:
   General and administrative                                 9,402          35,748
   Interest expense                                          26,824          38,962
   Interest income                                          (15,708)        (12,934)
                                                       ------------    ------------
                                                             20,518          61,776
                                                       ------------    ------------

            Income from continuing operations
              before discontinued operations and
              extraordinary item                             66,719          20,178

Discontinued operations:
   Gain (loss) from discontinued operations                 (13,785)         62,641
                                                       ------------    ------------

            Income before extraordinary
              item                                           52,934          82,819

Extraordinary item:
   Gain on extinguishment of debt                            97,473          56,156
                                                       ------------    ------------

            Net income                                 $    150,407    $    138,975
                                                       ============    ============


Weighted average number of common shares
   outstanding during year                               12,214,632      12,214,632
                                                       ============    ============

Income (loss) per common share:
   Continuing operations                               $      0.005    $      0.001
   Discontinued operations                                   (0.001)          0.005
                                                       ------------    ------------

            Income before extraordinary item                  0.004           0.006

Extraordinary item                                            0.008           0.005
                                                       ------------    ------------

            Net income per common share                $      0.012    $      0.011
                                                       ============    ============

                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995




                                                          Additional
                                      Common Stock         Paid-In      Accumulated
                                 Shares        Amount      Capital        Deficit         Total

BALANCE, September 30, 1994    12,214,632   $   122,146   $ 2,274,840   $(2,309,810)   $    87,176

  Net income                         --            --            --         138,975        138,975
                              -----------   -----------   -----------   -----------    -----------

BALANCE, September 30, 1995    12,214,632       122,146     2,274,840    (2,170,835)       226,151

  Net income                         --            --            --         150,407        150,407
                              -----------   -----------   -----------   -----------    -----------

BALANCE, September 30, 1996    12,214,632   $   122,146   $ 2,274,840   $(2,020,428)   $   376,558
                              ===========   ===========   ===========   ===========    ===========


                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) in Cash
                              and Cash Equivalents



                                                     Years Ended September 30,
                                                         1996        1995
                                                      ---------    ---------

Cash flows from continuing/discontinued activities:
   Net income                                         $ 150,407    $ 138,975
   Adjustments to reconcile net income
      to net cash flows from continuing/
      discontinued activities:
        Depreciation                                     12,445       12,445
        Accounts payable                                   --        (18,540)
        Accrued liabilities and interest                (84,234)       2,866
        Due to related parties                          (27,541)       3,895
        Extraordinary item                              (97,473)     (56,156)
                                                      ---------    ---------
                Net cash flows from continuing/
                  discontinued activities               (46,396)      83,485
                                                      ---------    ---------

Cash flows from investing activities:
   Certificates of deposit                               93,441     (283,574)
                                                      ---------    ---------

Cash flows from financing activities:
   Repayment on notes payable -
      related parties                                   (10,617)      (8,581)
   Principal payments on long-term debt                 (71,504)     (94,855)
                                                      ---------    ---------
                Net cash flows from financing
                  activities                            (82,121)    (103,436)
                                                      ---------    ---------

                Net change in cash and
                  cash equivalents                      (35,076)    (303,525)

Cash and cash equivalents, beginning of year             54,784      358,309
                                                      ---------    ---------

Cash and cash equivalents, end of year                $  19,708    $  54,784
                                                      =========    =========


                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995



1.     Summary of Significant Accounting Policies

          Organization

          W-J International, Ltd. (the Company or W-J) was formed on March 19, 1985 to produce, market and distribute personal recreational watercraft. As discussed in Note 6, the Company discontinued its recreational watercraft operations effective December, 1992. The Company's current operations consist primarily of renting land and a building to a single lessee under a short-term rental agreement.

          Estimates and Assumptions

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

          Concentrations

          Nearly all of the Company's cash is deposited with a single financial institution, thus exceeding the federally insured limit. The Company has not experienced any losses on its cash deposits in the past.

          The Company's major source of revenue is rental income from a single lessee. The term of the lease expires March, 1997, with an option to renew on a month to month basis. Rental income under this lease was $75,237 in 1996 and $69,545 in 1995. The Company expects the lessee to renew the lease, to find a new lessee or sell the land and building without having an adverse affect on the Company's financial position.

          Cash and Cash Equivalents

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in bank and marketable securities with maturities of three months or less.






                                   (Continued)

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995




1.     Summary of Significant Accounting Policies (Continued)

          Property

          Property is stated at cost. Depreciation on buildings is computed using the straight-line method over their estimated useful life of 31 years. Expenditures for maintenance and repairs are charged to expense as incurred, and expenditures for renewals and betterments are capitalized.

          Net Income Per Common Share

          Net income per common share is computed by dividing the net income by the weighted average number of common shares outstanding during the year. There are no outstanding common stock equivalents.

          Income Taxes

          The Company accounts for income taxes under FAS #109. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes relate to differences between the financial and tax bases of certain assets and liabilities. Temporary differences that result in significant deferred income taxes are net operating loss carryforwards.



2.     Certificates of Deposit

       Certificates of deposit at September 30, 1996 consist of seven certificates of deposit which are classified as available for sale and are stated at cost plus accrued interest which approximates market value. The certificates of deposit mature between January and March, 1997 and earn interest at rates ranging from 5% to 5.5%.











                                   (Continued)

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995



3.     Related Party Transactions

       Related party transactions consisted of the following:

                                                      1996             1995
                                                    ---------        ---------

          Notes payable - related parties:
            Note payable - officer                  $   6,000        $   6,000
            Note payable - Koronis Parts, Inc.          3,647           14,264
                                                    ---------        ---------

                                                    $   9,647        $  20,264
                                                    =========        =========

          Due to related parties:
            Accrued expenses - officer              $    -           $  27,541
            Accrued rent - officer                     26,400           26,400
                                                    ---------        ---------

                                                    $  26,400        $  53,941
                                                    =========        =========

       The note payable to officer was due on demand and was paid in October, 1996.

       The note payable to Koronis Parts, Inc. bears interest at 1.5% over prime, is due on demand and is secured by equipment. Koronis Parts, Inc. is owned by an officer of the Company.

       Accrued rent of $26,400 is payable to an officer of the Company at September 30, 1996 and 1995, relating to a facility the Company leased from an officer in 1988 and prior.

       The Company leases a building to Koronis Parts, Inc. on a month-to-month basis for $1,000 per month.















                                   (Continued)

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995



4.     Long-Term Debt

       Long-term debt consisted of the following:

                                                            1996           1995
                                                            ----           ----

       Mortgage note payable to bank, interest at 9.5%;
       principal and interest due in monthly installments
       of $2,407, with balance due December, 1997;
       secured by land and buildings.                     $   99,930  $ 114,909

       Note payable to Wetworks, Ltd., interest at 12%;
       personally guaranteed by the Company  president
       and his spouse.  A settlement was made on the note
       and accrued interest in April, 1996. See Note 7.          -      153,998
                                                          ----------  ----------
                                                              99,930    268,907
         Less current portion                                (20,936)  (172,862)
                                                          ----------  ----------

                                                          $   78,994  $   96,045
                                                          ==========  ==========

      Future portions of long-term debt at September 30, 1996 are as follows:

         1997                                             $   20,936
         1998                                                 22,794
         1999                                                 25,056
         2000                                                 31,144
                                                          ----------

             Total                                        $   99,930
                                                          ==========

      The mortgage note payable to bank is extended on a bi-annual basis with payments remaining consistent. It is the lender's intention not to accelerate the repayment schedule during 1997. Accordingly, the current portion related to this note has been determined based on the repayment schedule provided by the bank.








                                   (Continued)

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995



5.    Income Taxes

      The provision for income taxes was comprised of the following:

                                              1996                 1995
                                           ----------            -------

         Current:
           Federal                         $   17,000         $    5,000
           State                                3,000              1,000
                                           ----------         ----------
                                               20,000              6,000

           Utilization of net operating loss
             carryforwards                    (20,000)            (6,000)
                                           ----------         ----------

                                           $     -            $     -
                                           ==========         ==========

      Net operating loss carryforwards were utilized to offset tax expense of approximately $25,000 in 1996 and $36,000 in 1995 related to the net gain from extraordinary item and discontinued operation in those years.

      At September 30, 1996, the Company has net operating loss carryforwards for tax purposes of approximately $2,020,000 which expire through 2007. The Company has fully reserved the tax benefit of the net operating loss carryforwards and the temporary difference related to nondeductible compensation because the likelihood of the realization of the benefit cannot be established.

      The Internal  Revenue  Code  contains  provisions  which may limit the net
      operating  loss   carryforwards   available  if  significant   changes  in
      stockholder ownership of the Company occur.

      Deferred income taxes consisted of the following:

                                                   1996                1995
                                                  ------              ------

         Deferred income tax assets:
           Net operating loss carryforwards    $  605,000         $  650,000
           Less valuation allowance              (605,000)          (650,000)
                                               ----------         ----------

                                               $     -            $     -
                                               ===========        ==========





                                   (Continued)

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995




6.    Discontinued Operations

      In December, 1992, the Company entered into an agreement to dispose of its recreational watercraft operations. Effective March 31, 1993, the Company sold certain assets for $810,000 in cash with final settlement in October, 1993. The sale resulted in a pre-tax gain of $410,993. The gain on disposal has been accounted for as discontinued operations and prior year's financial statements have been restated to reflect the discontinuation. The loss from discontinued operations was $13,785 in 1996 and the gain was $62,641 in 1995.



7.    Extinguishment of Debt

      In April, 1996, Wetworks, Ltd. accepted a settlement of $150,000 as full and final satisfaction of a note payable of $153,998 and accrued interest of $93,475, which resulted in the Company recognizing a $97,473 gain on extinguishment of debt. As part of the satisfaction, 569,250 shares of Company common stock owned by an officer of the Company and held by Wetworks, Ltd. as security of the note payable, were transferred back to the officer.

      In December, 1994, the City of Paynesville accepted a settlement of $100,000 as full and final satisfaction of their notes payable which resulted in the Company recognizing a $56,156 gain on extinguishment of debt.



8.    Supplemental Disclosures of Cash Flow Information

      Cash paid during the years for:

                                                     1996               1995
                                                    ------             ------

         Interest                                 $ 111,058          $  13,894

      Noncash investing and financing activities:

         Extinguishment of debt                   $  97,473          $  56,156







                                   (Continued)

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1996 AND 1995


9.     Fair Values of Financial Instruments

       The estimated fair values of the Company's financial instruments at September 30, 1996, and the methods and assumptions used to estimate such fair values, were as follows:

          The fair values of cash and cash equivalents, certificates of deposit, notes payable - related parties and due to related parties approximate the carrying amounts because of the short maturity of those financial instruments.

          The fair value of long-term debt approximates the carrying amount, as the interest rates approximate current interest rates.



10.    Reclassifications

       Certain 1995 balances have been reclassified to conform to the 1996 presentation which had no effect on net income.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended                           Commission File No. 0-17345
September 30, 1996

                             W-J INTERNATIONAL, LTD.

Exhibit
Number          Description

3.1 Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended September 30, 1994.)

3.2 Bylaws (Incorporated by Reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Duo, Inc. filed with the SEC on February 29, 1988*--hereinafter referred to as "Duo's Registration Statement on Form S-4")

4.1      Specimen Common Stock Certificate (Incorporated by Reference to Exhibit
         4.1 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1993)

10.1 Security Agreement between the Company and Koronis Parts, Inc. dated July 8, 1987 (Incorporated by Reference to Exhibit 10.6 to Duo's Registration Statement on Form S-4*)

10.2 The Company's 1988 Stock Option Plan and form of option agreements to be issued pursuant to the Plan (Incorporated by Reference to Exhibit
         10.12 to Duo's Registration Statement on Form S-4*)

10.3 Notice of termination of distributorship agreement to Wetworks, Ltd. from the Company dated October 26, 1989 (Incorporated by Reference to
         Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended September 30, 1989**)

10.4 Mortgage Note between Farmers & Merchants State Bank and the Company for $191,929.95 dated December 21, 1989. (Incorporated by Reference to
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1989**)

10.5 Demand Note for $75,000 loan to the Company from Koronis dated April 11, 1989 (Incorporated by Reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1989**)

10.6 Settlement Agreement with Wetworks, Ltd. dated September 24, 1991 (Incorporated by Reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 1991)

10.7 Lease between the Company and Mastercraft Acquisition Corp. dated March 31, 1993 (Incorporated by Reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1994.)

24       Power of Attorney (Included in signature page of this Form 10-KSB)

27       Financial Data Schedule (included with electronic version only)

--------------------------
*       SEC File No. 33-20419
**      SEC File No. 0-17345