Form 10QSB
period 1996-12-31
W-J INTERNATIONAL LTD /DE/
filed 1997-02-12
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996

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

                                 Yes X    No

At February 10, 1997 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

                             W-J International, Ltd.

                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX


                                                                  Page Number
PART 1.              FINANCIAL INFORMATION

       Item 1.   Financial Statements

       Condensed Balance Sheets as of December 31, 1996 (Unaudited)
       and September 30, 1996 (Audited)                                   3

       Condensed Income Statements (Unaudited) for the Three-Months
       ended December 31, 1996 and December 31, 1995                      4

       Condensed Statements of Cash Flows (Unaudited) for the Three-
       Months ended December 31, 1996 and December 31, 1995               5

       Notes to Condensed Financial Statements (Unaudited)                6


       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            7


PART II.             OTHER INFORMATION

       Item 4.   Submission of Matters to a Vote of Security Holders      7

       Item 6.   Exhibits and Reports on Form 8-K                         7


SIGNATURES                                                                8

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                             W-J International, Ltd.
                                  Balance Sheet

                                                                      December 31,   December 31,
                                                                          1996          1995
                                                                       (Unaudited)   (Unaudited)
                                                                      -----------    -----------
                                A S S E T S
Current Assets:
       Cash / Cash Equivalents                                        $   211,858    $   317,783
                                                                      -----------    -----------

                          Total current assets                            211,858        317,783
                                                                      -----------    -----------

Property and equipment:
       Land                                                                30,648         30,648
       Buildings                                                          374,266        374,266
                                                                      -----------    -----------
                                                                          404,914        404,914
       Less: accumulated depreciation                                    (102,380)       (89,935)
                                                                      -----------    -----------

                          Net property and equipment                      302,534        314,979
                                                                      -----------    -----------

                          Total Assets                                $   514,392    $   632,762
                                                                      ===========    ===========

                                L I A B I L I T I E S     A N D    E Q U I T Y

Current liabilities:

       Current portion of long-term debt                              $    20,694    $   177,998
       Operations borrowing                                                     0          2,624
       Accounts payable - Trade                                                 0              0
       Accrued expenses                                                    27,413         88,945
       Due to related parties                                                   0         27,323
       Notes payable - related parties                                        993         17,610
                                                                      -----------    -----------

                          Total current liabilities                        49,100        314,500
                                                                      -----------    -----------

Long-term debt, net of current portion                                     75,186         86,483
                                                                      -----------    -----------

Stockholders equity:
       Common stock, $.01 par value; 20,000,000
             shares authorized, 12,214,632
             shares issued and outstanding                                122,146        122,146
       Additional paid-in capital                                       2,274,840      2,274,840
       Accumulated deficit                                             (2,006,881)    (2,165,207)
                                                                      -----------    -----------

                          Total stockholders equity                       390,105        231,779
                                                                      -----------    -----------

                          Total liabilities and stockholders equity   $   514,392    $   632,762
                                                                      ===========    ===========





                        See notes to financial statements
                                        3

                             W-J International, Ltd.
                            Statements of operations



                                                                      Three Months Ended
                                                                          December 31,
                                                                 1996                     1995
                                                             (Unaudited)               (Unaudited)


Rental Income:                                                     $28,200                   $20,489

Gain on extinguishment of debt                                          $0                        $0
                                                            ---------------          ----------------

           Total Income                                            $28,200                   $20,489

Expenses:
           General & Administrative                                  9,852                     5,466
           Interest                                                  2,214                     2,908
                                                            ---------------          ----------------
                                                                    12,066                     8,374
                                                            ---------------          ----------------

           Income (loss) from continuing operations
           before discontinued operations                           16,134                    12,115

Discontinued Operations:
           Loss from discontinued operations                        (2,587)                   (6,487)

           Net Income (loss)                                        13,547                     5,628
                                                            ===============          ================

Weighted average common shares outstanding                      12,214,632                12,214,632
            during period
                                                            ===============          ================

             Net income (loss) per share                             $0.00                     $0.00
                                                            ===============          ================



                        See notes to financial statements

                             W-J International, Ltd
                             Statement of Cash Flows
                           Increase (Decrease) in Cash

                                                                                               Three Months Ended
                                                                                                  December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                                   1996                         1995
                                                                                    (Unaudited)                 (Unaudited)
                                                                                 -----------------------------------------------

       Net income (loss)                                                                   $13,547                       $5,628
       Adjustments to reconcile net income (loss) to net
         cash flows from operating activities:
             Depreciation                                                                    3,798                        3,798
             Changes in:
                    Accounts receivables - Trade                                                                              0
                    Accounts receivables - Related parties                                       0                            0
                    Prepaid expenses                                                             0                            0
                    Notes payables - Trade                                                  27,323                            0
                    Notes payables - Related parties                                       (38,600)                     (29,272)
                    Accrued expenses                                                             0                        3,697
                                                                                 ------------------          -------------------

         Net cash flows from operating activities                                            6,068                      (16,149)
                                                                                 ------------------          -------------------

Cash flows from investing activities:

       Purchase of property and equipment                                                        0                            0

          Net cash flows from investing activities                                               0                            0
                                                                                 ------------------          -------------------

Cash flows from financing activities:

       Principal payments on long-term debt                                                 (4,051)                      (4,426)
                                                                                 ------------------          -------------------

          Net cash flows from financing activities                                          (4,051)                      (4,426)
                                                                                 ------------------          -------------------

          Net increase (decrease) in cash                                                    2,017                      (20,575)

Cash, beginning of year                                                                    209,841                      338,358
                                                                                 ------------------          -------------------

Cash, end of year                                                                         $211,858                     $317,783
                                                                                 ==================          ===================


                       See notes to financial statements
                                       5

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The condensed balance sheet as of December 31, 1996 (Unaudited) and September 30, 1996 (Audited) and the related statement of operations and cash for the three-month period ended December 31, 1996 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

         The Financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:

                                              December 31,        September 30,
                                                 1996                 1996
                                              -----------         ------------

           Parts and Components               $         0         $         0
           Finished Units                               0                   0
                                              -----------         ------------

                                              ===========         ============
           Total                              $         0         $         0
                                              ===========         ============


Note 3.    STOCKHOLDERS' EQUITY

                                                     (Audited)               Equity Changes      (Unaudited)
                                                   September 30,             Due to Operation    December 31,
                                                       1996                                          1996

           Number of Shares                             12,214,632                   0             12,214,632

           Common Stock                                    122,146                   0                122,146

           Additional Paid-In Capital                    2,274,840                   0              2,274,840

           Retained Earnings
           (Accumulated Deficit)                        (2,020,428)             13,547             (2,006,881)


           Total                                           376,558              13,547                390,105


Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

         RESULTS OF OPERATIONS

                  Rental Income for the first three-month period ended December 31, 1996 increased $7,711 from $20,489 for the three-month period December 31, 1995. The increase in rent for the first quarter for fiscal 1997 as compared to the same quarter of fiscal 1996 was primarily due to the tenant renting additional square footage.

                  Expenses and losses from discontinued operations (where expenses represent only those costs related to the rental of the building owned by W-J and loss from discontinued operations includes all other Company expenses) for the first three month period ended December 31, 1996 decreased 19% to $14,653 from $14,861 for the three-month period ended December 31, 1995.

                  The Company's net profit for the three-month period ended December 31, 1996 increased to $13,547 from $5,628 for the same period ended December 31, 1995 due primarily to the increase in rental income.


         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital increased to $162,758 for the three-months ended December 31, 1996 from $149,220 for the year ended September 30, 1996.



PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                  No exhibits are required to be filed for the three-month period ended December 31, 1996.

           (b)  Reports on Form 8-K.

                  No report on Form 8-K was filed during the three-month period ended December 31, 1996.

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