Form 10QSB
period 1997-03-31
W-J INTERNATIONAL LTD /DE/
filed 1997-05-05
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes  [ X ]          No  [   ]

At May 1, 1997 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional Small Business Disclosure Format:  Yes  [   ]    No  [ X ]

                          This report contains 8 pages.

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB










                                      INDEX


                                                                    Page Number
PART 1.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

           Condensed Balance Sheets as of March 31, 1997 (Unaudited)
            and September 30, 1996                                          3

           Condensed Income Statements (Unaudited)
            Three and Six-Months ended March 31, 1997 and March 31, 1996    4

           Condensed Statements of Cash Flows (Unaudited)
            Three and Six-Months ended March 31, 1997 and March 31, 1996    5

           Notes to Condensed Financial Statements (Unaudited)              6


           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          7


PART II.             OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of Security Holders    7

           Item 6.   Exhibits and Reports on Form 8-K                       7



SIGNATURES                                                                  8

Part I.  Financial Information

Item 1.  Financial Statements


                                               W-J International, Ltd.
                                                     Balance Sheet

                                                            March 31,    September 30,
                                                               1997           1996
                                                           (Unaudited)     (Audited)
                                                           -----------    -----------
                           A S S E T S
Current Assets:
     Cash and Cash equivalents                             $    31,761    $    19,708
     Certificates of Deposit                               $   165,897    $   190,133
     Receivables                                           $     2,007    $         0
                                                           -----------    -----------

                 Total current assets                          199,665        209,841
                                                           -----------    -----------

Property and equipment:
     Land                                                       30,648         30,648
     Buildings                                                 374,266        374,266
                                                           -----------    -----------
                                                               404,914        404,914
     Less: accumulated depreciation                           (106,178)       (98,582)
                                                           -----------    -----------

                 Net property and equipment                    298,736        306,332
                                                           -----------    -----------

                 Total Assets                              $   498,401    $   516,173
                                                           ===========    ===========




                     L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

     Current portion of long-term debt                     $    16,200    $    20,936
     Accrued expenses                                               91          3,638
     Due to related parties                                          0         26,400
     Notes payable - related parties                                 0          9,647
                                                           -----------    -----------

                 Total current liabilities                      16,291         60,621
                                                           -----------    -----------

Long-term debt, net of current portion                          75,630         78,994
                                                           -----------    -----------

Stockholders equity:
     Common stock, $.01 par value; 20,000,000
         shares authorized, 12,214,632
         shares issued and outstanding                         122,146        122,146
     Additional paid-in capital                              2,274,840      2,274,840
     Accumulated deficit                                    (1,990,506)    (2,020,428)
                                                           -----------    -----------

                 Total stockholders equity                     406,480        376,558
                                                           -----------    -----------

                 Total liabilities and
                   stockholders equity                     $   498,401    $   516,173
                                                           ===========    ===========

                        See notes to financial statements

                             W-J International, Ltd.
                            Statements of operations



                                                                  Three Months Ended                Six Months Ended
                                                                         March 31,                       March 31,
                                                                   1997            1996            1997             1996
                                                                  (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)


Rental Income:                                                  $     28,200    $     20,489    $     56,400    $     40,978

Expenses:
     General & Administrative                                          3,819          (1,342)         13,671           4,124
     Interest                                                          1,237           1,989           3,451           4,897
                                                                ------------    ------------    ------------    ------------
                                                                       5,056             647          17,122           9,021
                                                                ------------    ------------    ------------    ------------

              Income from continuing operations before
                        discontinued operations                       23,144          19,842          39,278          31,957

Discontinued Operations:
     Discontinued Operations                                          (6,769)        (11,065)         (9,356)        (17,551)

     Loss from discontinued operations and extraordinary item         (6,769)        (11,065)         (9,356)        (17,551)

                        Net Income                                    16,375           8,777          29,922          14,406
                                                                ============    ============    ============    ============

Weighted average common shares outstanding
     during period                                                12,214,632      12,214,632      12,214,632      12,214,632
                                                                ============    ============    ============    ============

                        Net Income per share                    $       0.00    $       0.00    $       0.00    $       0.00
                                                                ============    ============    ============    ============






                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash



                                                                      Three Months Ended           Six Months Ended
                                                                             March 31,                  March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                     1997         1996        1997         1996
                                                                     (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)
                                                                      ----------------------   ----------------------

     Net Income                                                      $  16,375    $   8,777    $  29,922    $  14,405
     Adjustments to reconcile net income to net cash flows
       from operating activities:
         Depreciation                                                    3,798        3,798    $   7,596        7,596
         Changes in:
             Notes payables - Trade                                     (2,007)           0       25,316            0
             Notes payables - Related parties                             (993)      (2,654)     (39,593)     (31,926)
             Accrued expenses                                          (27,323)      (4,620)     (27,323)        (923)
                                                                     ---------    ---------    ---------    ---------

                 Net cash flows from operating activities              (10,150)       5,301       (4,082)     (10,848)
                                                                     ---------    ---------    ---------    ---------

Cash flows from investing activities:

     Purchase of property and equipment                                      0            0            0            0

                 Net cash flows from investing activities                    0            0            0            0
                                                                     ---------    ---------    ---------    ---------

Cash flows from financing activities:

     Principal payments on long-term debt                               (4,050)      (6,000)      (8,101)     (10,426)
                                                                     ---------    ---------    ---------    ---------

                 Net cash flows from financing activities               (4,050)      (6,000)      (8,101)     (10,426)
                                                                     ---------    ---------    ---------    ---------

                 Net increase (decrease) in cash                       (14,200)        (699)     (12,183)     (21,274)

Cash, beginning of year                                                211,858      317,783      209,841      338,358
                                                                     ---------    ---------    ---------    ---------

Cash, end of year                                                    $ 197,658    $ 317,084    $ 197,658    $ 317,084
                                                                     =========    =========    =========    =========









                        See notes to financial statements

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The condensed balance sheet as of March 31, 1997 (Unaudited) and September 30, 1996 (Audited) and the related statement of operations and cash flow for the three and six-month periods ended March 31, 1997 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

           The Financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:
                                             March 31,           September 30,
                                                1997                 1996
                                             ----------          -----------

           Parts and Components             $         0         $          0
           Finished Units                             0                    0
                                             ----------          -----------

                                             ==========          ===========
           Total                            $         0         $          0
                                             ==========          ===========


Note 3.    STOCKHOLDERS' EQUITY

                                          (Audited)            Equity Changes       (Unaudited)
                                          September 30,        Due to Operation     March 31,
                                             1996                                      1997

           Number of Shares               12,214,632                   0            12,214,632

           Common Stock                      122,146                   0               122,146

           Additional Paid-In Capital      2,274,840                   0             2,274,840

           Retained Earnings
           (Accumulated Deficit)          (2,020,428)             29,922            (1,990,506)


           Total                             376,558              29,922               406,480


Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition.

           RESULTS OF OPERATIONS

                  Rental Income for the six-month period ended March 31, 1997 increased 38% to $56,400 from $40,978 for the six-month period March 31, 1996. Rental Income for the three-month period ended March 31, 1997 increased 38% to $28,200 from $20,489 for the three-month period ended March 31, 1996. The increase in rent for the three-month and six-month periods ended March 31, 1997 as compared to the three-month and six-month periods ended March 31, 1996 was primarily due to the tenant renting additional square footage.

                  Expenses for the six-month period ended March 31, 1997 increased 90% to $17,122 from $9,021 for the six-month period March 31, 1996. Expenses for the three-month period ended March 31, 1997 increased 680% to $5,056 from $647 for the three-month period ended March 31, 1996. The increase in expenses for the six-month and three-month periods ended March 31, 1997 as compared to the same periods in 1996 was related to a reclassification of expenses in the three-month period ended March 31, 1996.

                  Discountinued Operation expenses for the six-month period ended March 31, 1997 was $9,356 while expenses for the three-month period ended March 31, 1997 was $6,769.

                  Net Income for the six-month period ended March 31, 1997 increased 107% to $29,922 from $14,405 for the six-month period March 31, 1996. Net Income for the three-month period ended March 31, 1997 increased 87% to $16,375 from $8,777 for the three-month period ended March 31, 1996. The increase in Net Income for the three-month and six-month periods ended March 31, 1997 as compared to the three-month and six-month periods ended March 31, 1996 was primarily related to decreasing discontinued operation expenses.


           LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital increased to $183,374 at March 31, 1997 from $149,220 as of September 30, 1996.



PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of security holders during the quarter ended March 31, 1997.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                     No exhibits are required to be filed for the three-month period ended March 31, 1997, except Exhibit 27 (Financial Data Schedule) has been included in the electronic version only.

           (b)  Reports on Form 8-K.

                     No report on Form 8-K was filed during the three-month period ended March 31, 1997.

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




Date:      May 1, 1997