Form 10QSB
period 1997-06-30
W-J INTERNATIONAL LTD /DE/
filed 1997-08-04
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            30-Jun-97

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    -------------------

                         Commission File Number 0-17345

                             W-J International, Ltd.
        (Exact name of small business issuer as specified in its charter)

                Delaware                                       41-1578316
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

At July 31, 1997 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional Small Business Disclosure Format:  Yes   No  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB










                                      INDEX



PART 1.              FINANCIAL INFORMATION

           Item 1.   Financial Statements

           Condensed Balance Sheets as of June 30, 1997 (Unaudited) and September 30, 1996

           Condensed Income Statements (Unaudited)
            Three and Nine-Months ended June 30, 1997 and June 30, 1996

           Condensed Statements of Cash Flows (Unaudited)
            Three and Nine-Months ended June 30, 1997 and June 30, 1996

           Notes to Condensed Financial Statements (Unaudited)


           Item 2.   Management's Discussion and Analysis or
                     Plan of Operation

PART II.             OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of Security Holders

           Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet

                                                                          June 30,    September 30,
                                                                            1997           1996
                                                                         (Unaudited)    (Audited)
                                                                        -----------    -----------
                                   A S S E T S
Current Assets:
     Cash                                                               $   182,674    $   209,841
     Notes Receivable - related party                                         4,413              0
                                                                        -----------    -----------

                 Total current assets                                       187,087        209,841
                                                                        -----------    -----------

Property and equipment:
     Land                                                                    30,648         30,648
     Buildings                                                              374,266        374,266
                                                                        -----------    -----------
                                                                            404,914        404,914
     Less: accumulated depreciation                                        (109,976)       (98,582)
                                                                        -----------    -----------

                 Net property and equipment                                 294,938        306,332
                                                                        -----------    -----------

                 Total Assets                                           $   482,025    $   516,173
                                                                        ===========    ===========

                   L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

     Current portion of long-term debt                                  $    23,100    $    20,936
     Accrued expenses                                                            90          3,638
     Due to related parties                                                       0         26,400
     Notes payable - related parties                                              0          9,647
                                                                        -----------    -----------

                 Total current liabilities                                   23,190         60,621
                                                                        -----------    -----------

Long-term debt, net of current portion                                       64,680         78,994
                                                                        -----------    -----------

Stockholders equity:
     Common stock, $.01 par value; 20,000,000
         shares authorized, 12,214,632
         shares issued and outstanding                                      122,146        122,146
     Additional paid-in capital                                           2,274,840      2,274,840
     Accumulated deficit                                                 (2,002,831)    (2,020,428)
                                                                        -----------    -----------

                 Total stockholders equity                                  394,155        376,558
                                                                        -----------    -----------

                 Total liabilities and stockholders equity              $   482,025    $   516,173
                                                                        ===========    ===========

                        See notes to financial statements

                             W-J International, Ltd.
                            Statements of operations



                                                                     Three Months Ended                 Nine Months Ended
                                                                          June 30,                          June 30,
                                                                    1997             1996             1997             1996
                                                                  (Unaudited)      (Unaudited)      (Unaudited)    (Unaudited)


Rental Income:                                                        $3,000          $28,200          $59,400          $69,178

Gain on extinguishment of debt                                            $0          $97,473               $0          $97,473
                                                                -------------    -------------    -------------    -------------

              Total Income                                            $3,000         $125,673          $59,400         $166,651

Expenses:
     General & Administrative                                          9,692           10,483           23,362           14,607
     Interest                                                          3,018             (274)           6,469            4,624
                                                                -------------    -------------    -------------    -------------
                                                                      12,710           10,209           29,831           19,231
                                                                -------------    -------------    -------------    -------------

              Income (loss) from continuing operations
                        before discountinued operations and
                        extraordinary items                           (9,710)         115,464           29,569          147,420

Discontinued Operations:
     Discontinued Operations                                          (2,616)           4,109          (11,972)          21,660

     Income (Loss) from discontinued operations and
        extraordinary item                                            (2,616)           4,109          (11,972)          21,660

                        Net Income (loss)                            (12,325)         119,573           17,597          169,080
                                                                =============    =============    =============    =============

Weighted average common shares outstanding                        12,214,632       12,214,632       12,214,632       12,214,632
     during period
                                                                =============    =============    =============    =============
                        Net (loss) per share                          ($0.00)           $0.01            $0.00            $0.01
                                                                =============    =============    =============    =============






                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash



                                                                     Three Months Ended                     Nine Months Ended
                                                                          June 30,                               June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                              1997                1996               1997               1996
                                                               (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)
                                                               ------------------------------     ---------------------------------

     Net (Loss)                                                  ($12,325)          $111,355            $17,597           $125,760
     Adjustments to reconcile net (loss) to net
       cash flows from operating activities:
         Depreciation                                               3,798              3,798             11,394             11,394
         Changes in:
             Accounts receivables - Trade                          (2,407)                 0             (2,407)                 0
             Notes payables - Trade                                     0                  0             25,316                  0
             Notes payables - Related parties                           0             (2,655)           (39,593)           (34,581)
             Accrued expenses                                           0           (142,472)           (27,323)          (134,155)
                                                               -----------    ---------------     --------------    ---------------

                 Net cash flows from operating activities         (10,934)           (29,974)           (15,016)           (31,582)
                                                               -----------    ---------------     --------------    ---------------

Cash flows from investing activities:

     Purchase of property and equipment                                 0                  0                  0                  0

                 Net cash flows from investing activities               0                  0                  0                  0
                                                               -----------    ---------------     --------------    ---------------

Cash flows from financing activities:

     Gain on extinguishment of debt                                                                           0                  0
     Principal payments on long-term debt                          (4,050)            (6,000)           (12,151)           (16,426)
                                                               -----------    ---------------     --------------    ---------------

                 Net cash flows from financing activities          (4,050)            (6,000)           (12,151)           (16,426)
                                                               -----------    ---------------     --------------    ---------------

                 Net decrease in cash                             (14,984)           (35,974)           (27,167)           (48,008)

Cash, beginning of period                                         197,658            326,324            209,841            338,358
                                                               -----------    ---------------     --------------    ---------------

Cash, end of period                                              $182,674           $290,350           $182,674           $290,350
                                                               ===========    ===============     ==============    ===============









                        See notes to financial statements

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The condensed balance sheet as of June 30, 1997 (Unaudited) and September 30, 1996 (Audited) and the related statement of operations and cash for the three and nine-month periods ended June 30, 1997 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

           The Financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("WJ" or the "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:
                                              June 30,           September 30,
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
                                             ==========          ===========


Note 3.    STOCKHOLDERS' EQUITY
                                      (Audited)     Equity Changes (Unaudited)
                                      September 30,      Due to      June 30,
                                         1996           Operation      1997

        Number of Shares              12,214,632             0     12,214,632

        Common Stock                     122,146             0        122,146

        Additional Paid-In Capital     2,274,840             0      2,274,840

        Retained Earnings
        (Accumulated Deficit)         (2,020,428)       17,597     (2,002,831)


        Total                            376,558        17,597        394,155

Item 2 -  Management's Discussion and Analysis or Plan of Operation

           RESULTS OF OPERATIONS

                     Rental Income for the nine-month period ended June 30, 1997 decreased 14% to $59,400 from $69,178 for the nine-month period June 30, 1996. Rental Income for the three-month period ended June 30, 1997 decreased 89% to $3,000 from $28,200 for the three-month period ended June 30, 1996. The decrease in rent for the three-month and nine-month periods ending June 30, 1997 as compared to the three-month and nine-month periods ending June 30, 1996 was primarily due to the Company's tenant not renewing their lease.

                      Expenses for the nine-month period ended June 30, 1997 increased 55% to $29,831 from $19,231 for the nine-month period June 30, 1996. Expenses for the three-month period ended June 30, 1997 increased 25% to $12,710 from $10,209 for the three-month period ended June 30, 1996. The increase in expenses for the three-month period ending June 30, 1997 as compared to the comparable period ending June 30, 1996 and for the nine-month period ended June 30, 1997 as compared to the nine-month period ending June 30, 1996 was primarily related to increased costs related to building maintenance.

                      Discontinued Operation expenses for the nine-month period ended June 30, 1997 was $11,972 while expenses for the three-month period ended June 30, 1997 was $2,616.

                      Net Income for the nine-month period ended June 30, 1997 decreased 90% to $17,597 from $169,080 for the nine-month period June 30, 1996. Net income/loss for the three-month period ended June 30, 1997 decreased 110% to $(12,325) from $119,573 for the three-month period ended June 30, 1996. The decrease in Net Income for the three-month period ending June 30, 1997 as compared to the three-month period ending June 30, 1996 is primarily related to the Company's loss of its tenant. The decrease in Net Income for the nine-month period ending June 30, 1997 as compared to the nine-month period ending June 30, 1996 is primarily related to the absence of any gains on extinguishment of debt in 1997, as well as the loss of its tenant.


           LIQUIDITY AND CAPITAL RESOURCES

                     The Company's working capital increased to $163,897 for the nine-months ended June 30, 1997 from $149,220 for the year ended September 30, 1996.



PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           No matters were submitted to a vote of security holders during the quarter ended June 30, 1997.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

                     No exhibits are required to be filed for the three-month period ended June 30, 1997. Exhibit 27 (Financial Data Schedule) has been included in the electronic version only.

           (b)  Reports on Form 8-K.

                     No report on Form 8-K was filed during the three-month period ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          W-J International, Ltd.
                                                ("Small Business Issuer")


                                          By   \s\ Edward H. Webb
                                             Edward H. Webb
                                             President




Date:      July 31, 1997