Form 10KSB40
period 1997-09-30
W-J INTERNATIONAL LTD /DE/
filed 1997-12-22
CIK 814183

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
September 30, 1997                                                0-17345

                             W-J INTERNATIONAL, LTD.
              (Exact name of small business issuer in its charter)

      Delaware                                                    41-1578316
(State of incorporation or organization)    (IRS Employer Identification Number)

                23 Washburne Avenue, Paynesville, Minnesota 56362
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (612) 243-3311

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

                  Yes [X]                            No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Number of shares of Common Stock, $.01 par value, outstanding as of December 15, 1997 was 12,214,632.

State Issuer's revenues (rental income) for its most recent fiscal year: $62,400

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

         Due to its financial condition, during fiscal year 1993 the Company sold substantially all of its assets (the "Transaction") to Tennessee Acquisition Corp., a wholly-owned subsidiary of MasterCraft Boat Company (hereinafter referred to as "Mastercraft"). As consideration for the sale of its assets, the Company received $310,000 on March 31, 1993 and an additional $166,667 on each of June 30, 1993, September 30, 1993 and December 31, 1993. Mastercraft's principal executive offices are located in Vonore, Tennessee. Substantially all of the proceeds from the Company's sale of assets were used to pay existing debts of the Company. During fiscal years 1993 and 1994, the Company negotiated with creditors to settle all existing debts.

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

         Prior to its sale of substantially all of its assets, the Company's principal product was the WETJET watercraft, a recreational watercraft designed to be ridden by one or two people (the "WETJET"). The Company offered five models of the WETJET--the"432," the "Special Edition 432," the "Sport II," "Sport II Spirit," and the "Sport." WETJET watercraft produced after June 30, 1988 were powered by the Brut engine, manufactured by Koronis Parts, Inc. ("Koronis"), of which Edward Webb and Kathy Webb own all of the outstanding stock. Koronis also sold certain assets to Mastercraft, including the Brut engine technology.

The Market and Competition

         The Company currently has no competition since it is producing no products.

Sales and Distribution

         The  Company  did  not   distribute   any  products   domestically   or
internationally during fiscal years 1994 through 1997.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's assembly operations, warehousing and other operations prior to the Transaction were conducted in a combined manufacturing, warehouse and office facility located in Paynesville, Minnesota, which facility is owned by the Company, subject to a mortgage. The building has approximately 28,000 square feet. The Company also owns another building which was used to manufacture its fiberglass parts. This facility is currently being rented to a single lessee under a short-term rental agreement. This building has approximately 9,700 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


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

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no record of the volume of transactions in the purchase and sale of the Company's securities, and such market volume may be insignificant. The Company has not declared any dividends in the past, and it is not anticipated that the Company will declare any dividends in the foreseeable future. As of December 15, 1997, the Company had approximately 227 shareholders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         Fiscal 1997 v. 1996

         Rental Income. During the fiscal year ended September 30, 1997, the Company's rental income decreased to $62,400 from fiscal 1996 rental income of $87,237. The decrease in rental income from fiscal 1996 to 1997 was due primarily to the fact that the one-year lease agreement that the Company had with one of its lessees was not extended beyond its March 31, 1997 termination date. The Company has not yet replaced this renter.

         Operating Expenses. The Company's operating expenses increased 77.8% to $36,484 in fiscal 1997 from $20,518 in fiscal 1996. As a percentage of rental income, the Company's operating expenses were 58.5% and 23.5% in fiscal 1997 and 1996, respectively.

         General and administrative expenses increased 299.6% from fiscal 1996 to fiscal 1997 due to the loss of its primary renter. Certain expenses which had been paid by the renter the Company now pays. Interest expense decreased $16,844, or 62.8%, due to the fact that the Company has only one interest bearing debt remaining, that being the mortgage on its primary facility. In addition, the Company had no adjustment related to the extinguishment of debt as it had in fiscal 1996.

         Discontinued Operations. The Company experienced no loss or gain from discontinued operations in fiscal 1997 as compared to a loss of $13,785 in fiscal 1996.

         Net Income (Loss). In fiscal 1997, the Company experienced net income of $25,916 as compared to net income in fiscal year 1996 of $150,407. The decrease in net income from fiscal 1996 to 1997 was due primarily to the fact that in 1997 the Company had no recorded gain related to the extinguishment of debt as had occurred in fiscal 1996. In addition, the Company had lost one of its renters for the last six months of fiscal 1997.

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

Liquidity and Capital Resources

         The Company's working capital increased to $164,415 at September 30, 1997 from $149,220 at September 30, 1996 primarily due to maturity of certificates of deposit and a receivable related to rent that did not exist in fiscal 1996.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included herein immediately following the signature page on the pages as set forth below:

                                                                         Page

Independent Auditor's Report dated November 26, 1997.................... F-1
Balance Sheets as of September 30, 1997
     and as of September 30, 1996 ...................................... F-2
Statements of Operations for the Fiscal Years Ended September 30, 1997
     and September 30, 1996 ............................................ F-4
Statements of Stockholders' Equity for the Fiscal Years Ended
     September 30, 1997 and September 30, 1996 ......................... F-5
Statements of Cash Flows for the Fiscal Years Ended September 30,
     1997 and September 30, 1996 ....................................... F-6
Notes to Financial Statements .......................................... F-7

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides certain information with respect to the directors and executive officers of the Company.

         Name                        Age               Position

         Edward H. Webb              53       President, Chief Executive Officer
                                              and Director

         Kathy V. Webb               52       Vice President, Secretary and
                                              Director

         Gerald C. Westergaard       60       Director


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

         Gerald C. Westergaard was a Director of Duo, Inc. prior to its merger with the Company's predecessor in June 1988. Mr. Westergaard has been a Director of the Company since June 1988. Mr. Westergaard has been a Loss Prevention Manager for Erickson's Diversified Corporation in Hudson, Wisconsin since November 1991. From March 1990 until November 1991, Mr. Westergaard was an independent business consultant. From September 1981 to March 1990, Mr. Westergaard was a controller of Flower City Stores, a Minneapolis-based patio supply, casual furniture and Christmas decoration store.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 1997, all officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements, except that Edward Webb and Kathy Webb each reported one transaction late.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during fiscal years 1997, 1996 and 1995 to the Chief Executive Officer:

                                                                       Long Term Compensation
                                                                 ------------------------------------
                                                                          Awards            Payouts
                                                                 ------------------------- ----------
Name and          Fiscal           Annual Compensation            Restricted                 LTIP     All Other
Principal          Year   -----------------------------------       Stock                   Payouts   Compensation
Position                  Salary ($)   Bonus ($)    Other ($)     Awards ($)    Options       ($)        ($)
------            ------  ----------   ---------    ---------     ----------    -------     -------   ------------

Edward H. Webb     1997      0            0            --            --            --          --         --
 Chief Executive   1996      0            0            --            --            --          --         --
 Officer,          1995      0            0            --            --            --          --         --
President
 and Chief
Financial
 Officer


Option Grants During 1997 Fiscal Year

         The Company has not granted any stock options during fiscal 1997 to the named executive officer in the Summary Compensation Table. In addition, the Company has not granted any stock appreciation rights.

Option Exercises During 1997 Fiscal Year and Fiscal Year-End Option Values

         The named executive officer in the Summary Compensation Table did not exercise any stock options during fiscal 1997, and there were no outstanding stock options at September 30, 1997. The Company does not have any outstanding stock appreciation rights.

Compensation to Directors

         The Directors of the Company are not directly compensated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The following table provides information as of December 15, 1997 concerning the beneficial ownership of the Company's Common Stock by (i) persons known to the Company to be beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the named executive officer in the Summary Compensation Table, and (iv) all directors and officers as a group. Unless otherwise indicated, the person or entity listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.
                                    Amount and
Name (and Address                Nature of Shares             Percent
of 5% Holders)                Beneficially Owned (1)         of Class (1)

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

(2)      Shares jointly owned by Edward and Kathy Webb.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During fiscal year 1997, the Company did pay $6,000 due under a note to Mr. Edward Webb and accrued rent in the amount of $26,400 to Mr. Webb, the Company's President. In addition, the Company repaid a $3,647 Note to Koronis Parts, Inc., of which Mr. Webb is a principal shareholder.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See "Exhibit Index" beginning on page E-1 immediately following the Financial Statements.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of fiscal year 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            W-J INTERNATIONAL, LTD.
                                                                    ("Company")


Dated:  December 16, 1997                   /s/ Edward H. Webb
                                            Edward H. Webb, President


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

Signature                         Title                                 Date


  /s/ Edward H. Webb           President and Director         December 16, 1997
Edward H. Webb                 (Principal Executive Officer
                               and Principal Financial and
                               Accounting Officer)

  /s/ Kathy V. Webb            Vice President, Secretary      December 16, 1997
Kathy V. Webb                  and Director


  /s/ Gerald C. Westergaard    Director                       December 17, 1997
Gerald C. Westergaard

                             W-J INTERNATIONAL, LTD.


                              FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                TABLE OF CONTENTS

                                                            Page

Independent Auditors' Report                                   1

Financial Statements:

     Balance Sheets                                            2

     Statements of Operations                                  3

     Statements of Stockholders' Equity                        4

     Statements of Cash Flows                                  5

     Notes to Financial Statements                             6

To The Stockholders

W-J International, Ltd.
Paynesville, Minnesota


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of W-J International, Ltd. as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W-J International, Ltd. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Stirtz Bernards Boyden Surdel & Larter, P.A.

Edina, Minnesota
November 26, 1997

                             W-J INTERNATIONAL, LTD.


                                 BALANCE SHEETS



                                                          September 30,
                                                     ----------------------
                                                          1997         1996
                                                     ---------    ---------

                                ASSETS

Current assets:

     Cash and cash equivalents                       $   8,741    $  19,708

     Certificates of deposit                           172,902      190,133

     Accounts receivable - related party                 6,950         --
                                                     ---------    ---------

                  Total current assets                 188,593      209,841
                                                     ---------    ---------


Property:

     Land                                               30,648       30,648

     Buildings                                         374,266      374,266
                                                     ---------    ---------
                                                       404,914      404,914
     Less accumulated depreciation                    (110,655)     (98,582)
                                                     ---------    ---------

                  Net property                         294,259      306,332
                                                     ---------    ---------

                                                     $ 482,852    $ 516,173
                                                     =========    =========


                                                           September 30,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable - related parties                 $      --      $     9,647
     Accrued liabilities                                     396          3,638
     Due to related parties                                 --           26,400
     Current portion of long-term debt                    23,782         20,936
                                                     -----------    -----------

                  Total current liabilities               24,178         60,621
                                                     -----------    -----------

Long-term debt, net of current portion                    56,200         78,994
                                                     -----------    -----------

Stockholders' equity:
     Preferred stock: $0.01 par value;
        10,000,000 shares
        authorized, none issued                             --             --
     Common stock: $0.01 par value;
        20,000,000 shares authorized,
        12,214,632 shares issued and
        outstanding in 1997 and 1996                     122,146        122,146
     Additional paid-in capital                        2,274,840      2,274,840
     Accumulated deficit                              (1,994,512)    (2,020,428)
                                                     -----------    -----------

                  Total stockholders' equity             402,474        376,558
                                                     -----------    -----------

                                                     $   482,852    $   516,173
                                                     ===========    ===========

                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                            STATEMENTS OF OPERATIONS



                                                    Years Ended September 30,
                                                  ---------------------------
                                                          1997            1996
                                                  ------------    ------------

Rental income                                     $     50,400    $     75,237
Rental income - related party                           12,000          12,000
                                                  ------------    ------------
                                                        62,400          87,237
                                                  ------------    ------------

Other (income) expenses:
   General and administrative                           37,571           9,402
   Interest expense                                      9,980          26,824
   Interest income                                     (11,067)        (15,708)
                                                  ------------    ------------
                                                        36,484          20,518
                                                  ------------    ------------

Income from continuing operations
   before discontinued  operations
   and extraordinary item                               25,916          66,719

Discontinued operations:
   Loss from discontinued operations                      --           (13,785)
                                                  ------------    ------------

Income before extraordinary item                          --            52,934

Extraordinary item:
   Gain on extinguishment of debt                         --            97,473
                                                  ------------    ------------

         Net income                               $     25,916    $    150,407
                                                  ============    ============


Weighted average number of common
  shares outstanding during year
                                                    12,214,632      12,214,632
                                                  ============    ============

Income (loss) per common share:
   Continuing operations                          $       .002    $      0.005
   Discontinued operations                                --            (0.001)
                                                  ------------    ------------

         Income before extraordinary item                 .002           0.004

Extraordinary item                                        --             0.008
                                                  ------------    ------------

         Net income per common share              $       .002    $      0.012
                                                  ============    ============

                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                         Common Stock
                                   -------------------------  Additional     Accumulated
                                     Shares         Amount   Paid-In Capital   Deficit         Total
                                   -----------   -----------   -----------   -----------    -----------

BALANCE, September 30, 1995         12,214,632   $   122,146   $ 2,274,840   $(2,170,835)   $   226,151

     Net income                           --            --            --         150,407        150,407
                                   -----------   -----------   -----------   -----------    -----------

BALANCE, September 30, 1996         12,214,632       122,146     2,274,840    (2,020,428)       376,558

     Net income                           --            --            --          25,916         25,916
                                   -----------   -----------   -----------   -----------    -----------

BALANCE, September 30, 1997         12,214,632   $   122,146   $ 2,274,840   $(1,994,512)   $   402,474
                                   ===========   ===========   ===========   ===========    ===========



                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) In Cash
                              And Cash Equivalents

                                                                   Years Ended September 30,
                                                                    ----------------------
                                                                      1997         1996
                                                                    ---------    ---------

Cash flows from continuing/discontinued activities:
     Net income                                                     $  25,916    $ 150,407
     Adjustments  to  reconcile  net income
        to net cash flows from
        continuing/discontinued activities:
         Depreciation                                                  12,073       12,445
         Accounts receivable - related party                           (6,950)        --
         Accrued liabilities                                           (3,242)     (84,234)
         Due to related parties                                       (26,400)     (27,541)
         Extraordinary item                                              --        (97,473)
                                                                    ---------    ---------
                  Net cash flows from continuing/discontinued
                     activities                                         1,397      (46,396)
                                                                    ---------    ---------

Cash flows from investing activities:
     Certificates of deposit                                           17,231       93,441
                                                                    ---------    ---------

Cash flows from financing activities:
     Repayment on notes payable-related parties                        (9,647)     (10,617)
     Principal payments on long-term debt                             (19,948)     (71,504)
                                                                    ---------    ---------
                  Net cash flows from financing activities            (29,595)     (82,121)
                                                                    ---------    ---------

                  Net change in cash and cash equivalents             (10,967)     (35,076)

Cash and cash equivalents, beginning of year                           19,708       54,784
                                                                    ---------    ---------

Cash and cash equivalents, end of year                              $   8,741    $  19,708
                                                                    =========    =========

                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1997 AND 1996


1.    Summary of Significant Accounting Policies

         Organization

         W-J International, Ltd. (the Company or W-J) was formed on March 19, 1985 to produce, market and distribute personal recreational watercraft. As discussed in Note 6, the Company discontinued its recreational watercraft operations effective December 1992. The Company's current operations consist primarily of renting land and buildings.

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

         Concentrations

         The Company's cash is deposited with a single financial institution which at times could exceed the federally insured limit. The Company has not experienced any losses on its cash deposits in the past.

         The Company's major source of revenue was rental income from a lessee. The lease expired March 1997. Rental income under this lease was $50,400 in 1997 and $75,237 in 1996. The Company's current source of revenue is rent income of $1,000 per month under a month-to-month lease.

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in bank and marketable securities with maturities of three months or less.

         Property

         Property is stated at cost. Depreciation on buildings is computed using the straight-line method over their estimated useful life of 31 years. Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for renewals and betterments are capitalized.

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


2.    Certificates of Deposit

     Certificates of deposit at September 30, 1997 consist of seven certificates of deposit which are classified as available for sale and are stated at cost plus accrued interest which approximates market value. The certificates of deposits earn interest at rates ranging from 5.0% to 6.1% and mature from December 1997 through March 1998.


3.    Related Party Transactions

     Related party transactions consisted of the following:

                                                       1997        1996
                                                    ---------     -------

Accounts receivable - related party                 $   6,950     $  --
                                                    =========     =======

Notes payable - related parties:
   Note payable - officer                           $    --       $ 6,000
   Note payable - Koronis Parts, Inc.                    --         3,647
                                                    ---------     -------

                                                    $    --       $ 9,647
                                                    =========     =======

Due to related parties:
   Accrued rent - officer                           $    --       $26,400
                                                    =========     =======

     The note payable to officer was due on demand and paid in 1997.

     The note payable to Koronis Parts, Inc. was due on demand and paid in 1997.

     Accrued rent of $26,400 was paid to an officer of the Company in 1997.

     The Company leases a building to Koronis Parts, Inc., a company owned by the majority stockholder, on a month-to-month basis for $1,000 per month. The Company has an account receivable from Koronis Parts, Inc. of $6,950 at September 30, 1997.


4.    Long-Term Debt

     Long-term debt consisted of the following:

                                                            1997         1996
                                                          --------     --------

         Mortgage  note  payable  to  bank,
            interest  at 9.5%;  principal  and
            interest due in monthly installments
            of $2,407, with balance due December
            1997; secured by land and buildings           $ 79,982     $ 99,930

         Less current portion                              (23,782)     (20,936)
                                                          --------     --------

                                                          $ 56,200     $ 78,994
                                                          ========     ========

    Future maturities of long-term debt at September 30, 1997 are as follows:

                 1998                                     $ 23,782
                 1999                                       25,100
                 2000                                       31,100
                                                          --------

             Total                                        $ 79,982
                                                          ========

     The mortgage note payable to bank is extended on a bi-annual basis with payments remaining consistent. It is the lender's intention not to accelerate the repayment schedule during 1998. Accordingly, the current portion related to this note has been determined based on the repayment schedule provided by the bank.

5.    Income Taxes

     The provision for income taxes was comprised of the following:

                                                     1997             1996
                                                    ------           -------

          Current:
              Federal                             $   6,500        $   17,000
              State                                   1,500             3,000
                                                  ---------        ----------
                                                      8,000            20,000

              Utilization of net operating
              loss carryforwards                     (8,000)         (20,000)
                                                  ---------        ---------

                                                  $       -        $       -
                                                  =========        =========

     Net operating loss carryforwards were utilized to offset tax expense of approximately $25,000 in 1996 related to the net gain from extraordinary item and discontinued operations.

     At September 30, 1997, the Company has net operating loss carryforwards for tax purposes of approximately $1,995,000, which expire through 2007. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.

     The  Internal  Revenue  Code  contains  provisions  which may limit the net
     operating  loss   carryforwards   available  if   significant   changes  in
     stockholder ownership of the Company occur.

     Deferred income taxes consisted of the following:

                                                        1997             1996
                                                     ---------        ---------

Deferred income tax assets:
    Net operating loss carryforwards                 $ 597,000        $ 605,000
    Less valuation allowance                          (597,000)        (605,000)
                                                     ---------        ---------

                                                     $       -        $       -
                                                     =========        =========

6.    Discontinued Operations

     In December, 1992, the Company entered into an agreement to dispose of its recreational watercraft operations. Effective March 31, 1993, the Company sold certain assets for $810,000 in cash with final settlement in October, 1993. The sale resulted in a pre-tax gain of $410,993. The loss from discontinued operations was $-0- in 1997 and $13,785 in 1996.


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


8.    Supplemental Disclosures of Cash Flow Information

                                                      1997        1996
                                                    --------    --------

     Cash paid during the years for:

        Interest                                    $ 10,598    $111,058
                                                    ========    ========

     Non-cash investing and financing activities:

        Extinguishment of debt                      $   --      $ 97,473
                                                    ========    ========


9.    Fair Values of Financial Instruments

     The estimated fair values of the Company's financial instruments at September 30, 1997, and the methods and assumptions used to estimate such fair values, were as follows:

         The fair values of cash and cash equivalents and certificates of deposit approximate the carrying amounts because of the short maturity of those financial instruments.

         The fair value of long-term debt approximates the carrying amount, as the interest rate approximate current interest rates.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended                           Commission File No. 0-17345
September 30, 1997

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

10.1 The Company's 1988 Stock Option Plan and form of option agreements to be issued pursuant to the Plan (Incorporated by Reference to Exhibit
         10.12 to Duo's Registration Statement on Form S-4*)

10.2 Mortgage Note between Farmers & Merchants State Bank and the Company for $191,929.95 dated December 21, 1989. (Incorporated by Reference to
         Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1989**)

24       Power of Attorney (Included in signature page of this Form 10-KSB)

27       Financial Data Schedule (included with electronic version only)

--------------------------
*        SEC File No. 33-20419
**       SEC File No. 0-17345