Form 10QSB
period 1997-12-31
W-J INTERNATIONAL LTD /DE/
filed 1998-02-13
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------

                         Commission File Number 0-17345

                             W-J International, Ltd.

        (Exact name of small business issuer as specified in its charter)

                Delaware                                          41-1578316
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

Yes     X     No

At February 9, 1998 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format     YES      NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX


                                                                     Page Number
PART 1.              FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Condensed Balance Sheets as of December 31, 1997 (Unaudited)
  and September 30, 1997 (Audited)                                       3

 Condensed Income Statements (Unaudited) for the Three-Months
  ended December 31, 1997 and December 31, 1996                          4

 Condensed Statements of Cash Flows (Unaudited) for the Three-
  Months ended December 31, 1997 and December 31, 1996                   5

 Notes to Condensed Financial Statements (Unaudited)                     6


 Item 2.   Management's Discussion and Analysis or
           Plan of Action                                                7


PART II.   OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders           7

 Item 6.   Exhibits and Reports on Form 8-K                              7



SIGNATURES                                                               8

                             W-J International, Ltd.
                                  Balance Sheet

                                                                         December 31,   September 30,
                                                                             1997           1997
                                                                         (Unaudited)     (Audited)
                                                                         -----------    -----------
                                 A S S E T S
Current Assets:
       Cash / Cash Equivalents                                            $   181,732    $   188,593
                                                                          -----------    -----------

                          Total current assets                                181,732        188,593
                                                                          -----------    -----------

Property and equipment:
       Land                                                                    30,648         30,648
       Buildings                                                              374,266        374,266
                                                                          -----------    -----------
                                                                              404,914        404,914
       Less: accumulated depreciation                                        (114,453)      (110,655)
                                                                          -----------    -----------

                          Net property and equipment                          290,461        294,259
                                                                          -----------    -----------

                          Total Assets                                    $   472,193    $   482,852
                                                                          ===========    ===========

                     L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

       Current portion of long-term debt                                  $    26,400    $    23,782
       Accrued liabilities                                                        396            396
                                                                          -----------    -----------
                          Total current liabilities                            26,796         24,178
                                                                          -----------    -----------

Long-term debt, net of current portion                                         50,882         56,200
                                                                          -----------    -----------

Stockholders equity:
       Common stock, $.01 par value; 20,000,000
              shares authorized, 12,214,632
              shares issued and outstanding                                   122,146        122,146
       Additional paid-in capital                                           2,274,840      2,274,840
       Accumulated deficit                                                 (2,002,471)    (1,994,512)
                                                                          -----------    -----------

                          Total stockholders equity                           394,515        402,474
                                                                          -----------    -----------

                          Total liabilities and stockholders equity       $   472,193    $   482,852
                                                                          ===========    ===========





                        See notes to financial statements

                             W-J International, Ltd.
                            Statement of Operations



                                                                                  Three Months Ended
                                                                                     December 31,
                                                                               1997            1996
                                                                            (Unaudited)     (Unaudited)


Rental Income:                                                             $      3,000    $     28,200


Expenses:
           General & Administrative                                              11,373           9,852
           Interest                                                                (414)          2,214
                                                                           ------------    ------------
                                                                                 10,959          12,066
                                                                           ------------    ------------

                               Income (loss) from continuing operations
                                          before discontinued operations         (7,959)         16,134

Discontinued Operations:
           Loss from discontinued operations                                          0          (2,587)

                                          Net Income (loss)                      (7,959)         13,547
                                                                           ============    ============

Weighted average common shares outstanding during period                     12,214,632      12,214,632
                                                                           ============    ============

                                          Net (loss) per share             ($      0.00)   $       0.00
                                                                           ============    ============






                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash

                                                                        Three Months Ended
                                                                           December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                     1997       1996
                                                                     (Unaudited) (Unaudited)
                                                                     -----------------------

       Net (Loss)                                                    ($  7,959)   $  13,547
       Adjustments to reconcile net (loss) to net cash
          flows from operating activities:
              Depreciation                                               3,798        3,798
              Changes in:
                    Accounts receivables - Trade
                    Accounts receivables - Related parties                   0            0
                    Prepaid expenses                                     6,300            0
                    Notes payables - Trade                                   0       27,323
                    Notes payables - Related parties                         0      (38,600)
                    Accrued expenses                                         0            0
                                                                     ---------    ---------

                          Net cash flows from operating activities     (10,461)       6,068
                                                                     ---------    ---------

Cash flows from investing activities:

       Purchase of property and equipment                                    0            0

                          Net cash flows from investing activities           0            0
                                                                     ---------    ---------

Cash flows from financing activities:

       Gain on extinguishment of debt                                        0            0
       Principal payments on long-term debt                             (2,700)      (4,051)
                                                                     ---------    ---------

                          Net cash flows from financing activities      (2,700)      (4,051)
                                                                     ---------    ---------

                          Net increase (decrease) in cash              (13,161)       2,017

Cash, beginning of year                                                188,593      209,841
                                                                     ---------    ---------

Cash, end of year                                                    $ 175,432    $ 211,858
                                                                     =========    =========




                        See notes to financial statements

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The condensed balance sheet as of December 31, 1997 (Unaudited) and September 30, 1997 (Audited) and the related statement of operations and cash for the three-month period ended December 31, 1997 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

           The financial statements and notes are presented as permitted by Form 10-Q and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:
                                             December 31,         September 30,
                                                 1997                1997
                                               ----------          ----------

           Parts and Components              $         0         $         0
           Finished Units                              0                   0
                                               ----------          ----------

                                               ==========          ==========
           Total                             $         0         $         0
                                               ==========          ==========


Note 3.    STOCKHOLDERS' EQUITY
                                       (Audited)    Equity Changes  (Unaudited)
                                     September 30, Due to Operation December 31,
                                         1997                          1997

Number of Shares                      12,214,632              0     12,214,632

Common Stock                             122,146              0        122,146

Additional Paid-In Capital             2,274,840              0      2,274,840

Retained Earnings
(Accumulated Deficit)                 (1,994,512)        (7,959)    (2,002,471)


Total                                    402,474         (7,959)       394,515

Item 2 - Management's Discussion and Analysis or Plan of Operation

         RESULTS OF OPERATIONS

                  Rental Income for the first three month period December 31, 1997 decreased to $3,000 from $28,200 for the three-month period December 31, 1996. The decrease in rent for the first quarter for fiscal 1997 as compared to the same quarter of fiscal 1996 was primarily due to the fact that the one-year lease agreement that the Company had with one of its lessees was not extended beyond its March 31, 1997 termination date. The Company has not yet replaced this renter, and rental income is the Company's only source of income at this time.

                  Expenses for the first three-month period ended December 31, 1997 decreased 9.1% to $10,959 from $12,066 for the three-month period ended December 31, 1996.

                  The Company experienced no loss or gain from discontinued operations for the three-month period ended December 31, 1997 as compared to a loss of $2,587 in the three-month period ended December 31, 1996.

                  The Company's net deficit for the three-month period ended December 31, 1997 was $7,959 as compared to a net profit of $13,547 for the same period ended December 31, 1996. This significant change from 1996 arises from the Company's inability to secure a renter for its building.

         LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

                  The Company's working capital decreased to $154,936 as of December 31, 1997 from $164,415 at September 30, 1997. The Company intends to continue to seek and evaluate alternatives in order to begin operations again and to improve the Company's financial condition, including merger and acquisition opportunities. In the interim, the Company will seek a renter or purchaser for its building. Because the Company will not restart operations of any type until a business opportunity arises for such, it does not anticipate raising additional funds and believes it has sufficient means to meet its capital requirements for fiscal year 1998.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                  No exhibits are required to be filed for the three-month period ended December 31, 1997.

         (b) Reports on Form 8-K.

                  No report on Form 8-K was filed during the three-month period ended December 31, 1997.

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




Date:  February 13, 1998