Form 10QSB
period 1998-03-31
W-J INTERNATIONAL LTD /DE/
filed 1998-05-14
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          31-Mar-98

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

Yes       X            No

At May 15, 1998 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.


                          This report contains 8 pages.

                             W-J International, Ltd.
                                  Balance Sheet

                                                                      March 31,     September 30,
                                                                        1998           1997
                                                                      (Unaudited)    (Audited)
                                                                      -----------    -----------
                           A S S E T S
Current Assets:
     Cash and Cash equivalents                                        $    14,430    $     8,741
     Certificates of Deposit                                          $   151,791    $   179,852
     Liabilities with Debit Balance                                   $     8,325    $         0
                                                                      -----------    -----------

                 Total current assets                                     174,546        188,593
                                                                      -----------    -----------

Property and equipment:
     Land                                                                  30,648         30,648
     Buildings                                                            374,266        374,266
                                                                      -----------    -----------
                                                                          404,914        404,914
     Less: accumulated depreciation                                      (118,251)      (110,655)
                                                                      -----------    -----------

                 Net property and equipment                               286,663        294,259
                                                                      -----------    -----------

                 Total Assets                                         $   461,209    $   482,852
                                                                      ===========    ===========




               L I A B I L I T I E S    A N D    E Q U I T Y

Current liabilities:

     Current portion of long-term debt                                $    23,782    $    23,782
     Accrued expenses                                                       4,471            396
                                                                      -----------    -----------

                 Total current liabilities                                 28,253         24,178
                                                                      -----------    -----------

Long-term debt, net of current portion                                     47,038         56,200
                                                                      -----------    -----------

Stockholders equity:
     Common stock, $.01 par value; 20,000,000 shares
         authorized, 12,214,632 shares issued and outstanding             122,146        122,146
     Additional paid-in capital                                         2,274,840      2,274,840
     Accumulated deficit                                               (2,011,068)    (1,994,512)
                                                                      -----------    -----------

                 Total stockholders equity                                385,918        402,474
                                                                      -----------    -----------

                 Total liabilities and stockholders equity            $   461,209    $   482,852
                                                                      ===========    ===========



                        See notes to financial statements

                             W-J International, Ltd.
                            Statements of operations



                                                                        Three Months Ended                Six Months Ended
                                                                            March 31,                         March 31,
                                                                         1998            1997            1998            1997
                                                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)


Rental Income:                                                      $      3,000    $     28,200    $      6,000    $     56,400

Expenses:
     General & Administrative                                              9,909           3,819          21,282          13,671
     Interest                                                             (3,740)          1,237          (4,154)          3,451
                                                                    ------------    ------------    ------------    ------------
                                                                           6,169           5,056          17,128          17,122
                                                                    ------------    ------------    ------------    ------------

              Income from continuing operations before
                        discontinued operations                           (3,169)         23,144         (11,128)         39,278

Discontinued Operations:
     Discontinued Operations                                              (5,428)         (6,769)         (5,428)         (9,356)

     Loss from discontinued operations and extraordinary item             (5,428)         (6,769)         (5,428)         (9,356)

                        Net Income                                        (8,597)         16,375         (16,556)         29,922
                                                                    ============    ============    ============    ============

Weighted average common shares outstanding during period              12,214,632      12,214,632      12,214,632      12,214,632
                                                                    ============    ============    ============    ============

                        Net Income per share                        ($      0.00)   $       0.00    ($      0.00)   $       0.00
                                                                    ============    ============    ============    ============




                                               See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash



                                                              Three Months Ended         Six Months Ended
                                                                    March 31,                March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                           1998       1997          1998         1997
                                                            (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
                                                           -----------------------    ----------------------

     Net Income                                             ($  8,597)   $  16,375    ($ 16,556)   $  29,922
     Adjustments to reconcile net income to net
       cash flows from operating activities:
         Depreciation                                           3,798        3,798    $   7,596        7,596
         Changes in:
             Notes payables - Trade                                 0       (2,007)           0       25,316
             Accounts Receivable                               (1,375)      (1,375)
             Notes payables - Related parties                       0         (993)           0      (39,593)
             Accrued expenses                                   3,424      (27,323)       4,074      (27,323)
                                                            ---------    ---------    ---------    ---------

                 Net cash flows from operating activities      (2,750)     (10,150)      (6,261)      (4,082)
                                                            ---------    ---------    ---------    ---------

Cash flows from investing activities:

     Purchase of property and equipment                             0            0            0            0

                 Net cash flows from investing activities           0            0            0            0
                                                            ---------    ---------    ---------    ---------

Cash flows from financing activities:

     Principal payments on long-term debt                      (6,461)      (4,050)      (9,161)      (8,101)
                                                            ---------    ---------    ---------    ---------

                 Net cash flows from financing activities      (6,461)      (4,050)      (9,161)      (8,101)
                                                            ---------    ---------    ---------    ---------

                 Net increase (decrease) in cash               (9,211)     (14,200)     (15,422)     (12,183)

Cash, beginning of period                                     175,432      211,858      181,643      209,841
                                                            ---------    ---------    ---------    ---------

Cash, end of period                                         $ 166,221    $ 197,658    $ 166,221    $ 197,658
                                                            =========    =========    =========    =========








                        See notes to financial statements

                                  W-J International, Ltd.
                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                                        (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The condensed balance sheet as of March 31, 1998 (Unaudited) and September 30, 1997 (Audited) and the related statement of operations and cash flow for the three and six-month periods ended March 31, 1998 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

           The Financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the
           "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:
                                           March 31,         September 30,
                                             1998                1997
                                           ----------          ---------

           Parts and                     $         0         $        0
           Components
           Finished Units                          0                  0
                                           ----------          ---------

                                           ==========          =========
           Total                         $         0         $        0
                                           ==========          =========


Note 3.    STOCKHOLDERS' EQUITY
                                    (Audited)      Equity Changes    (Unaudited)
                                   September 30,   Due to Operation    March 31,
                                      1997                              1998

      Number of Shares              12,214,632                0      12,214,632

      Common Stock                     122,146                0         122,146

      Additional Paid-In Capital     2,274,840                0       2,274,840

      Retained Earnings
      (Accumulated Deficit)         (1,994,512)         (16,556)     (2,011,068)


      Total                            402,474          (16,556)        385,918

Item 2 -  Management's Discussion and Analysis or Plan of Operations

         RESULTS OF OPERATIONS

                  Rental Income for the six-month period ended March 31, 1998 decreased 89% to $6,000 from $56,400 for the six-month period March 31, 1997. Rental Income for the three-month period ended March 31, 1998 decreased 89% to $3,000 from $28,200 for the three-month period ended March 31, 1997. The decrease in rent for the second quarter of fiscal 1998 was primarily due to the fact that the one-year lease agreement that the Company had with one of its lessees was not extended beyond its March 31, 1997 termination date. The Company has not yet replaced this renter, and rental income is the Company's only source of income at this time.

                  Expenses for the six-month period ended March 31, 1998 increased 22% to $6,169 from $5,056 for the six-month period March 31, 1997. Expenses for the six-month period ended March 31, 1998 increased to $17,126 from $17,122 for the three-month period ended March 31, 1997.

                  Discontinued Operation expenses for the six-month period ended March 31, 1998 was $5,428 while expenses for the three-month period ended March 31, 1997 was $9,356. Discontinued Operations expenses for the three-month period ended March 31, 1998 was $5,428 while expenses for the three-month period ended March 31, 1997 was $6,769.

                  Net Income for the six-month period ended March 31, 1998 decreased 155% to a deficit of $16,556 from a profit of $29,922 for the six-month period March 31, 1997. Net Income for the three-month period ended March 31, 1998 decreased 153% to a deficit of $8,597 from a profit of $16,375 for the three-month period March 31, 1997. This significant change from 1997 arises from the Company's inability to secure a renter for its building.


         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's working capital decreased to $146,293 for the six-month period ended March 31, 1998 from $164,415 for the year ended September 30, 1997. The Company intends to continue to seek and evaluate alternatives in order to begin operations again and to improve the Company's financial condition, including merger and acquisition opportunities. In the interim, the Company will seek a renter or purchaser for its building. Because the Company will not restart operations of any type until a business opportunity arises for such, it does not anticipate raising additional funds and believes it has sufficient means to meet its capital requirements for the remainder of fiscal year 1988.

PART II.   OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended March 31, 1998.


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits

         No exhibits are required to be filed for the three-month period ended March 31, 1998.

         (b) Reports on Form 8-K.

         No report on Form 8-K was filed during the three-month period ended March 31, 1998.

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




Date:      May 15, 1998