Form 10QSB
period 1998-06-30
W-J INTERNATIONAL LTD /DE/
filed 1998-08-13
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            30-Jun-98

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------     -------------------

                         Commission File Number 0-17345

                             W-J International, Ltd.
                      (Formerly Wetjet International, Ltd.)
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

Yes     X     No
     -------     ------

At July 17, 1998 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional Small Business Disclosure Format:  Yes   No  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB










                                                INDEX



PART 1.              FINANCIAL INFORMATION

           Item 1.   Financial Statements

           Condensed Balance Sheets as of June 30, 1998 (Unaudited) and September 30, 1997

           Condensed Income Statements (Unaudited)
            Three and Nine-Months ended June 30, 1998 and June 30, 1997

           Condensed Statements of Cash Flows (Unaudited)
            Three and Nine-Months ended June 30, 1998 and June 30, 1997

           Notes to Condensed Financial Statements (Unaudited)


           Item 2.   Management's Discussion and Analysis
                     or Plan of Operation


PART II.             OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet

                                                               June 30,    September 30,
                                                                 1998          1997
                                                             -----------    -----------
                                                             (Unaudited)     (Audited)
                           A S S E T S
Current Assets:
     Cash and Cash Equivalents                               $   156,917    $   188,593
     Liabilities with debit balance                               10,350              0
                                                             -----------    -----------

                 Total current assets                            167,267        188,593
                                                             -----------    -----------

Property and equipment:
     Land                                                         30,648         30,648
     Buildings                                                   374,266        374,266
                                                             -----------    -----------
                                                                 404,914        404,914
     Less: accumulated depreciation                             (122,049)      (110,655)
                                                             -----------    -----------

                 Net property and equipment                      282,865        294,259
                                                             -----------    -----------

                 Total Assets                                $   450,132    $   482,852
                                                             ===========    ===========

                     L I A B I L I T I E S    A N D    E Q U I T Y

Current liabilities:

     Current portion of long-term debt                       $    23,782    $    23,782
     Accrued expenses                                                  0            396
     Due to related parties                                            0              0
     Notes payable - related parties                                   0              0
                                                             -----------    -----------

                 Total current liabilities                        23,782         24,178
                                                             -----------    -----------

Long-term debt, net of current portion                            44,339         56,200
                                                             -----------    -----------

Stockholders equity:
     Common stock, $.01 par value; 20,000,000
         shares authorized, 12,214,632
         shares issued and outstanding                           122,146        122,146
     Additional paid-in capital                                2,274,840      2,274,840
     Accumulated deficit                                      (2,014,974)    (1,994,512)
                                                             -----------    -----------

                 Total stockholders equity                       382,012        402,474
                                                             -----------    -----------

                 Total liabilities and stockholders equity   $   450,132    $   482,852
                                                             ===========    ===========




                        See notes to financial statements

                             W-J International, Ltd.
                            Statements of operations



                                                                     Three Months Ended                 Nine Months Ended
                                                                          June 30,                          June 30,
                                                                    1998             1997             1998             1997
                                                                  (Unaudited)      (Unaudited)      (Unaudited)         (Unaudited)


Rental Income:                                                       $      3,000    $      3,000    $      9,000    $     59,400

Gain on extinguishment of debt                                       $          0    $          0    $          0    $          0
                                                                     ------------    ------------    ------------    ------------

              Total Income                                           $      3,000    $      3,000    $      9,000    $     59,400

Expenses:
     General & Administrative                                               4,773           9,692          26,055          23,362
     Interest                                                               2,073           3,018          (2,081)          6,469
                                                                     ------------    ------------    ------------    ------------
                                                                            6,846          12,710          23,974          29,831
                                                                     ------------    ------------    ------------    ------------

              Income (loss) from continuing operations
                        before discountinued operations and
                        extraordinary items                                (3,846)         (9,710)        (14,974)         29,569

Discontinued Operations:
     Discontinued Operations                                                  (60)         (2,616)         (5,488)        (11,972)

     Income (Loss) from discontinued operations and
           extraordinary item                                                 (60)         (2,616)         (5,488)        (11,972)

                        Net Income (loss)                                  (3,906)        (12,325)        (20,462)         17,597
                                                                     ============    ============    ============    ============

Weighted average common shares outstanding
     during period                                                     12,214,632      12,214,632      12,214,632      12,214,632
                                                                     ============    ============    ============    ============

                        Net (loss) per share                         ($      0.00)   ($      0.00)   ($      0.00)   $       0.00
                                                                     ============    ============    ============    ============





                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash



                                                                Three Months Ended     Nine Months Ended
                                                                     June 30,                June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                            1998       1997         1998         1997
                                                            (Unaudited) (Unaudited)   (Unaudited) (Unaudited)
                                                            -----------------------   -----------------------

     Net (Loss)                                             ($  3,906)   ($ 12,325)   ($ 20,462)   $  17,597
     Adjustments to reconcile net (loss) to net cash
       flows from operating activities:
         Depreciation                                           3,798        3,798       11,394       11,394
         Changes in:
             Accounts receivable - Trade                       (2,025)      (2,407)      (3,400)      (2,407)
             Notes payable - Trade                                  0            0            0       25,316
             Notes payable - Related parties                        0            0            0      (39,593)
             Accrued expenses                                  (4,472)           0         (398)     (27,323)
                                                            ---------    ---------    ---------    ---------

                 Net cash flows from operating activities      (6,605)     (10,934)     (12,866)     (15,016)
                                                            ---------    ---------    ---------    ---------

Cash flows from investing activities:

     Purchase of property and equipment                             0            0            0            0

                 Net cash flows from investing activities           0            0            0            0
                                                            ---------    ---------    ---------    ---------

Cash flows from financing activities:

     Gain on extinguishment of debt                                 0            0            0            0
     Principal payments on long-term debt                      (2,699)      (4,050)     (11,860)     (12,151)
                                                            ---------    ---------    ---------    ---------

                 Net cash flows from financing activities      (2,699)      (4,050)     (11,860)     (12,151)
                                                            ---------    ---------    ---------    ---------

                 Net decrease in cash                          (9,304)     (14,984)     (24,726)     (27,167)

Cash, beginning of period                                     166,221      197,658      181,643      209,841
                                                            ---------    ---------    ---------    ---------

Cash, end of period                                         $ 156,917    $ 182,674    $ 156,917    $ 182,674
                                                            =========    =========    =========    =========








                        See notes to financial statements

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The condensed balance sheet as of June 30, 1998 (Unaudited) and September 30, 1997 (Audited) and the related statement of operations and cash for for the three and nine-month periods ended June 30, 1998 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

           The Financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("WJ" or the
           "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:
                                      June 30,          September 30,
                                        1998                 1997
                                      ----------          -----------

           Parts and                $         0         $          0
           Components
           Finished Units                     0                    0
                                      ----------          -----------

                                      ==========          ===========
           Total                    $         0         $          0
                                      ==========          ===========


Note 3.    STOCKHOLDERS' EQUITY

                                          (Audited)            Equity Changes      (Unaudited)
                                         September 30,         Due to Operation      June 30,
                                             1997                                      1998

           Number of Shares               12,214,632                   0            12,214,632

           Common Stock                      122,146                   0               122,146

           Additional Paid-In Capital      2,274,840                   0             2,274,840

           Retained Earnings
           (Accumulated                   (1,994,512)           (20,462)            (2,014,974)
           Deficit)


           Total                             402,474            (20,462)               382,012


Item 2 -  Management's  Discussion  and  Analysis or Plan of Operation

         RESULTS OF OPERATIONS

                  Rental Income for the nine-month period ended June 30, 1998 decreased 85% to $9,000 from $59,400 for the nine-month period June 30, 1997. Rental Income for the three-month period ended June 30, 1998 of $3,000 was equal to the rental income for the three-month period ended June 30, 1997. The decrease in rent for the nine-month period ending June 30, 1998 as compared to the nine-month period ending June 30, 1997 was primarily due to the fact that the one-year lease agreement that the Company had with one of its lessees was not extended beyond its March 31, 1997 termination date. The Company has not yet replaced this renter, and rental income is the Company's only source of income.

                  Expenses for the nine-month period ended June 30, 1998 decreased 20% to $23,974 from $29,831 for the nine-month period June 30, 1997. Expenses for the three-month period ended June 30, 1998 decreased 46% to $6,846 from $12,710 for the three-month period ended June 30, 1997.

                  Discountinued Operation expenses for the nine-month period ended June 30, 1998 were $5,488 while expenses for the nine-month period ended June 30, 1997 totalled $11,972. Discountinued Operation expenses for the three-month period ended June 30, 1998 was $60 while expenses for the three-month period ended June 30, 1997 was $2,616.

                  Net Income for the nine-month period ended June 30, 1998 decreased 216% to a $(20,462) from $17,597 for the nine-month period June 30, 1997. Net Income for the three-month period ended June 30, 1998 increased 68% to $(3,906) from $(12,325) for the three-month period ended June 30, 1997.


         LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

                  The Company's working capital decreased to $143,485 on June 30, 1998 from $164,415 on September 30, 1997. The Company intends to continue to seek and evaluate alternatives in order to begin operations again and to improve the Company's financial condition, including merger and acquisition opportunities. In the interim, the Company will seek a renter or purchaser for its building. Because the Company will not restart operations of any type until a business opportunity arises for such, it does not anticipate raising additional funds and believes is has sufficient means to meet its capital requirements for the remainder of fiscal year 1998.


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form
           8-K.

           (a)  Exhibits

                     No exhibits are required to be filed for the three-month period ended June 30, 1998. Exhibit 27 (Financial Data Schedule) has been included in the electronic version only.

           (b) Reports on Form 8-K.

                     No report on Form 8-K was filed during the three-month period ended June 30, 1998.

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




Date:      July 28, 1998