Form 10KSB40
period 1998-09-30
W-J INTERNATIONAL LTD /DE/
filed 1998-12-29
CIK 814183

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
September 30, 1998                                                0-17345

                             W-J INTERNATIONAL, LTD.
              (Exact name of small business issuer in its charter)

         Delaware                                             41-1578316
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Number of shares of Common Stock, $.01 par value, outstanding as of December 15, 1998 was 12,214,632.

State Issuer's revenues (rental income) for its most recent fiscal year:
$12,000.

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

         Prior to March 31, 1993, the Company manufactured and marketed personal watercraft under the Company's registered trademark, "WETJET." During the fiscal years ended September 30, 1991, 1992 and 1993, working capital shortages required the Company to minimize operating expenses and reduce inventory. Due to its financial condition and inability to obtain adequate financing, during fiscal year 1993 the Company sold substantially all of its assets (the "Transaction") to Tennessee Acquisition Corp., a wholly-owned subsidiary of MasterCraft Boat Company.

         The Company's current operations consist primarily of renting land and a building to a related party under a month-to-month lease.

         The Company has satisfied substantially all of its debts (except the outstanding mortgage on one of its properties) and continues to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities. There is no assurance that the Company will be successful in obtaining such opportunities. If a merger or acquisition opportunity does arise, the Company's value as a partner in a merger or other business combination will rest primarily upon the potential public market for the Company's shares.

The Product and Manufacturing

         The Company currently manufactures and sells no products.

The Market and Competition

         The Company currently has no competition since it is producing no products.

Sales and Distribution

         The Company did not distribute any products domestically or internationally during fiscal years 1994 through 1998.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's assembly operations, warehousing and other operations prior to the Transaction were conducted in a combined manufacturing, warehouse and office facility located in Paynesville, Minnesota, which facility is owned by the Company, subject to a mortgage. The building has approximately 28,000 square feet, and has not been rented since March 31, 1997. The Company also owns another building which was used to manufacture its fiberglass parts. This facility is currently being rented to a single lessee, a related party, under a month-to-month rental agreement. This building has approximately 9,700 square feet. The Company continues to try to sell both buildings, a process it began in 1997.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no record of the volume of transactions in the purchase and sale of the Company's securities, and such market volume may be insignificant. The Company has not declared any dividends in the past, and it is not anticipated that the Company will declare any dividends in the foreseeable future. As of December 15, 1998, the Company had approximately 227 shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         Fiscal 1998 v. 1997

         Rental Income. During the fiscal year ended September 30, 1998, the Company's rental income decreased to $12,000 from fiscal 1997 rental income of $62,400. The decrease in rental income from fiscal 1997 to 1998 was due primarily to non-renewal of the lease on the Company's 28,000 square foot building in 1997.

         Operating Expenses. The Company's operating expenses (not including interest income) increased substantially to $138,885 from $47,551 in 1997. The $138,885 figure, however, includes a writedown of $100,000 due to impairment of the Company's land and buildings.

         General and administrative expenses decreased to $32,136 in fiscal 1998 from $37,571 in 1997. Interest expense decreased to $6,749 in fiscal 1998 from $9,980 the prior year, due to the fact that the Company has only one interest bearing debt remaining, that being the mortgage on its primary facility.

         Net Income (Loss). In fiscal 1998, the Company experienced a net loss of $120,019 as compared to net income in fiscal year 1997 of $25,916. The significant decrease in net income from fiscal 1997 to 1998 was due primarily to having no renter of its 28,000 square foot building and the $100,000 writedown of the value of the Company's land and buildings.

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

         Operating Expenses. The Company's operating expenses (not including interest income) increased 31.26% to $47,551 in fiscal 1997 from $36,226 in fiscal 1996. As a percentage of rental income, the Company's operating expenses were 58.5% and 23.5% in fiscal 1997 and 1996, respectively.

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

Liquidity and Capital Resources

         The Company's working capital decreased to $134,174 at September 30, 1998 from $164,415 at September 30, 1997 primarily due to having no renter of its 28,000 square foot building.

Year 2000

         Because the Company has no operations (other than minimal rental income), no products, and no key third party relationships, the Company's assessment of its Year 2000 issues involves only internal computer and financial systems and embedded technology in such things as its telephone system. For these reasons, it believes the Year 2000 issues will have no material impact on its business, results of operations or financial condition.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included herein immediately following the signature page on the pages as set forth below:

         Page

Independent Auditor's Report dated December 4, 1998                          F-1
Balance Sheets as of September 30, 1998
     and as of September 30, 1997                                            F-2
Statements of Operations for the Fiscal Years Ended September 30, 1998
     and September 30, 1997                                                  F-3
Statements of Stockholders' Equity for the Fiscal Years Ended
     September 30, 1998 and September 30, 1997                               F-4
Statements of Cash Flows for the Fiscal Years Ended September 30,
     1998 and September 30, 1997                                             F-5
Notes to Financial Statements                                                F-6


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides certain information with respect to the directors and executive officers of the Company.

         Name                     Age      Position

         Edward H. Webb            55     President, Chief Executive Officer and
                                          Director
         Kathy V. Webb             54     Vice President, Secretary and Director

         Gerald C. Westergaard     62     Director

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 1998, all officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during fiscal years 1998, 1997 and 1996 to the Chief Executive Officer:

                                                                                 Long Term Compensation
                                                                         ---------------------------------------
                                                                                  Awards              Payouts
                                                                         -------------------------- ------------
                                                                                                                 All Other
                                            Annual Compensation            Restricted                  LTIP       Compen-
Name and Principal         Fiscal                                        Stock Awards                 Payouts     sation
      Position              Year      Salary ($)   Bonus($)   Other($)        ($)         Options       ($)         ($)
------------------------    -----     ----------   --------   --------   ------------     -------     -------    ---------

Edward H. Webb               1998      0           0            --           --              --         --           --
 Chief Executive             1997      0           0            --           --              --         --           --
 Officer, President          1996      0           0            --           --              --         --           --
 and Chief Financial
 Officer


Option Grants During 1998 Fiscal Year

         The Company has not granted any stock options during fiscal 1998 to the named executive officer in the Summary Compensation Table. In addition, the Company has not granted any stock appreciation rights.

Option Exercises During 1998 Fiscal Year and Fiscal Year-End Option Values

         The named executive officer in the Summary Compensation Table did not exercise any stock options during fiscal 1998, and there were no outstanding stock options at September 30, 1998. The Company does not have any outstanding stock appreciation rights.

Compensation to Directors

         The Directors of the Company are not directly compensated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The following table provides information as of December 15, 1998 concerning the beneficial ownership of the Company's Common Stock by (i) persons known to the Company to be beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the named executive officer in the Summary Compensation Table, and (iv) all directors and officers as a group. Unless otherwise indicated, the person or entity listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.

                                       Amount and
Name (and Address                    Nature of Shares                 Percent
of 5% Holders)                    Beneficially Owned (1)           of Class (1)
-----------------                 ----------------------           ------------

Edward H. Webb                             7,155,500 (2)               58.6%
Route 3, Box 59
Paynesville, MN  56362

Kathy V. Webb                              7,155,500 (2)               58.6%
Route 3, Box 59
Paynesville, MN  56362

Gerald D. Westergaard                         62,500                   0.5%

All officers and directors                 7,218,000                   59.1%
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

         (2) Shares jointly owned by Edward and Kathy Webb.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1998, the Company guaranteed bank debt of Koronis Parts, Inc., an entity of which Mr. Webb is a principal shareholder, amounting to $70,000 by providing certificates of deposit as collateral. In November 1998, the Company cashed in certificates of deposit and repaid this note on Koronis' behalf. Consequently, the Company set up an unsecured note receivable from Koronis for $70,000, payable in quarterly installments of interest only at 6.98% and maturing on November 18, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits. See "Exhibit Index" beginning on page E-1 immediately following the Financial Statements.

                  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of fiscal year 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           W-J INTERNATIONAL, LTD.
                                           ("Company")


Dated:  December 16, 1998                  /s/ Edward H. Webb
                                           Edward H. Webb, President


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

Signature                      Title                                 Date


  /s/ Edward H. Webb           President and Director        December 16, 1998
Edward H. Webb                (Principal Executive Officer
                               and Principal Financial and
                               Accounting Officer)

  /s/ Kathy V. Webb            Vice President, Secretary     December 16, 1998
Kathy V. Webb                  and Director


                               Director
Gerald C. Westergaard

To The Stockholders
W-J International, Ltd.
Paynesville, Minnesota


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of W-J International, Ltd. as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W-J International, Ltd. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ STIRTZ BERNARDS BOYDEN SURDEL & LARTER


Edina, Minnesota
December 4, 1998

                             W-J INTERNATIONAL, LTD.

                                 BALANCE SHEETS



                                                                            September 30,
                                                                    --------------------------
                                                                        1998          1997
                                                                    -----------    -----------

                                ASSETS

Current assets:
     Cash and cash equivalents                                      $     5,157    $     8,741
     Certificates of deposit                                            140,953        172,902
     Accounts receivable - related party                                 12,375          6,950
                                                                    -----------    -----------

                  Total current assets                                  158,485        188,593
                                                                    -----------    -----------

Property:
     Land                                                                20,648         30,648
     Buildings                                                          284,266        374,266
                                                                    -----------    -----------
                                                                        304,914        404,914
     Less accumulated depreciation                                     (122,728)      (110,655)
                                                                    -----------    -----------

                  Net property                                          182,186        294,259
                                                                    -----------    -----------

                                                                    $   340,671    $   482,852
                                                                    ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accrued liabilities                                            $      --      $       396
     Current maturities of long-term debt                                24,311         23,782
                                                                    -----------    -----------

                  Total current liabilities                              24,311         24,178
                                                                    -----------    -----------

Long-term debt                                                           33,905         56,200
                                                                    -----------    -----------

Stockholders' equity:
     Preferred stock, $0.01 par value; 10,000,000 shares
        authorized, none issued                                            --             --
     Common stock, $0.01 par value; 20,000,000 shares authorized,
        12,214,632 shares issued and outstanding in 1998 and 1997       122,146        122,146
     Additional paid-in capital                                       2,274,840      2,274,840
     Accumulated deficit                                             (2,114,531)    (1,994,512)
                                                                    -----------    -----------

                  Total stockholders' equity                            282,455        402,474
                                                                    -----------    -----------

                                                                    $   340,671    $   482,852
                                                                    ===========    ===========

                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                            STATEMENTS OF OPERATIONS



                                           Years Ended September 30,
                                         ---------------------------
                                           1998               1997
                                         ---------         ---------

Rental income                            $    --           $  50,400
Rental income - related party               12,000            12,000
                                         ---------         ---------
                                            12,000            62,400
                                         ---------         ---------

Other (income) expenses:
   General and administrative               32,136            37,571
   Interest expense                          6,749             9,980
   Interest income                          (6,866)          (11,067)
   Impairment of assets                    100,000              --
                                         ---------         ---------
                                           132,019            36,484
                                         ---------         ---------

         Net income (loss)               $(120,019)        $  25,916
                                         =========         =========

Basic net income (loss) per share        $   (.010)        $    .002
                                         =========         =========




                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997



                                                   Common Stock
                                        -----------------------------
                                           Shares            Amount          Additional         Accumulated            Total
                                                                          Paid-In Capital          Deficit
                                        ----------        -----------     ---------------       -----------         -----------

BALANCE, September 30, 1996             12,214,632        $   122,146        $ 2,274,840        $(2,020,428)        $   376,558

     Net income                               --                 --                 --               25,916              25,916
                                       -----------        -----------        -----------         -----------         ----------

BALANCE, September 30, 1997             12,214,632            122,146          2,274,840         (1,994,512)            402,474

     Net loss                                 --                 --                 --             (120,019)           (120,019)
                                       -----------        -----------        -----------        -----------         -----------

BALANCE, September 30, 1998             12,214,632        $   122,146        $ 2,274,840        $(2,114,531)        $   282,455
                                       ===========        ===========        ===========         ===========         ==========



                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) In Cash
                              And Cash Equivalents



                                                                           Years Ended September 30,
                                                                        -----------------------------
                                                                            1998              1997
                                                                        -----------         ---------

Cash flows from operating activities:
     Net income (loss)                                                    $(120,019)        $  25,916
     Adjustments  to reconcile net income (loss) to net cash flows from operating activities:
         Impairment of assets                                               100,000              --
         Depreciation                                                        12,073            12,073
         Accounts receivable - related party                                 (5,425)           (6,950)
         Accrued liabilities                                                   (396)           (3,242)
         Due to related parties                                                --             (26,400)
                                                                          ---------         ---------
                  Net cash flows from operating activities                  (13,767)            1,397
                                                                          ---------         ---------

Cash flows from investing activities:
     Certificates of deposit                                                 31,949            17,231
                                                                          ---------         ---------

Cash flows from financing activities:
     Repayment on notes payable-related parties                                --              (9,647)
     Principal payments on long-term debt                                   (21,766)          (19,948)
                                                                          ---------         ---------
                  Net cash flows from financing activities                  (21,766)          (29,595)
                                                                          ---------         ---------

                  Net change in cash and cash equivalents                    (3,584)          (10,967)

Cash and cash equivalents, beginning of year                                  8,741            19,708
                                                                          ---------         ---------

Cash and cash equivalents, end of year                                    $   5,157         $   8,741
                                                                          =========         =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the years for interest                              $   7,145         $  10,598
                                                                          =========         =========




                       See Notes to Financial Statements.

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1998 AND 1997



                                   (Continued)


1. Summary of Significant Accounting Policies

         Organization

         W-J International, Ltd. (the Company or W-J) was formed on February 21, 1987, to produce, market and distribute personal recreational watercraft. The Company discontinued its recreational watercraft operations effective March 1993. The Company's current operations consist primarily of renting land and buildings.

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

         Concentrations

         The Company's cash is deposited with a single financial institution which at times could exceed the federally insured limit. The Company has not experienced any losses on its cash deposits.

         The Company's major source of revenue was rental income from a lessee. The lease expired March 1997. Rental income under this lease was $50,400 in 1997. The Company's current source of revenue is rent income of $1,000 per month under a month-to-month lease. (See Note 3.)

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in bank and marketable securities with maturities of three months or less.

         Property

         Property is stated at cost. Depreciation on buildings is computed using the straight-line method over their estimated useful life of 31 years. Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for renewals and betterments are capitalized. Depreciation expense amounted to $12,073 in 1998 and 1997.



2. Summary of Significant Accounting Policies (Continued)

         Earnings Per Share

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS 128 establishes accounting standards for computing and presenting earnings per share. Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. The adoption had no effect on previously reported earnings per share.

         Recently Issued Accounting Pronouncements

         The Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) in June 1997. SFAS No. 130 requires the disclosure of other comprehensive income in the Company's financial statements and is effective for reporting periods beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements or the disclosures contained therein.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in June 1997. SFAS No. 131 establishes accounting standards for segment reporting and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements or the disclosures therein.

         Income Taxes

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes relate to differences between the financial and tax bases of certain assets and liabilities. Temporary differences that result in significant deferred income taxes are net operating loss carryforwards.

3. Certificates of Deposit

     Certificates of deposit at September 30, 1998 consist of five certificates of deposit which are stated at cost plus accrued interest which approximates market value. The certificates of deposits earn interest at rates ranging from 5.0% to 5.5% and mature from October 1998 through March 1999.

4. Related Party Transactions

     Related party transactions consisted of the following:

                                                     1998             1997
                                                 -----------       ----------

       Accounts receivable - related party       $    12,375       $    6,950
                                                 ===========       ==========

     The Company leases a building to Koronis Parts, Inc., a company owned by the majority stockholder, on a month-to-month basis for $1,000 per month.


4. Long-Term Debt

     Long-term debt consisted of the following:

                                                          1998           1997
                                                        --------       --------

         Mortgage note payable to bank, interest
            at 9.75%, principal and interest due
            in monthly installments of $2,410,
            maturing in December 2000, secured by
            land and buildings.
                                                        $ 58,216       $ 79,982

         Less current maturities                         (24,311)       (23,782)
                                                        --------       --------

                                                        $ 33,905       $ 56,200
                                                        ========       ========

     Future maturities of long-term debt at September 30, 1998 are as follows:

         1999                                           $ 24,311
         2000                                             26,791
         2001                                              7,114
                                                        --------

                                                        $ 58,216
                                                        ========

5. Income Taxes

     The provision for income taxes was comprised of the following:

                                              1998             1997
                                          ------------     ------------

         Current:
             Federal                        $     -          $    6,500
             State                                -               1,500
                                          ------------     ------------
                                                  -               8,000

         Utilization of net operating
             loss carryforwards                   -              (8,000)
                                          ------------     ------------

                                            $     -          $      -
                                          ============     ============


     At September 30, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $2,015,000, which expire through 2013. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

     Deferred income taxes consisted of the following:

                                                    1998              1997
                                                 ------------    -------------

         Deferred income tax assets:
             Impairment of land and buildings    $     30,000     $      -
             Net operating loss carryforwards         605,000         597,000
             Less valuation allowance                (635,000)       (597,000)
                                                 ------------     ------------

                                                 $       -        $      -
                                                 ============     ============

6. Impairment of Assets Held and Used

     During 1998, land and buildings were deemed to be impaired and written down to their fair value. Fair value was determined by reference to an offer made by an arm's length party for the property. Carrying value of land and buildings exceeded fair value by $100,000 and accordingly a loss has been charged to operations in 1998.


7. Earnings Per Share Disclosures

                                              Year Ended September 30, 1998
                                    -------------------------------------------
                                      Income          Shares         Rev - Share
                                    (Numerator)    (Denominator)        Amount
                                    ----------      ------------       -------

Basic EPS:
  Income (loss) available
     to common stockholders         $ (120,019)     $ 12,214,632       $(.010)
                                    ==========      ============       ======


                                              Year Ended September 30, 1997

                                      Income          Shares         Rev - Share
                                    (Numerator)    (Denominator)        Amount
                                    ----------      -----------       --------

Basic EPS:
  Income (loss) available
     to common stockholders         $  25,916       $ 12,214,632      $  .002
                                    =========       ============      =======



8. Fair Values of Financial Instruments

         The estimated fair values of the Company's financial instruments at September 30, 1998, and the methods and assumptions used to estimate such fair values, were as follows:

         The fair values of cash and cash equivalents and certificates of deposit approximate the carrying amounts because of the short maturity of those financial instruments.

         The fair value of long-term debt approximates the carrying amount, as the interest rate approximate current interest rates.

9. Guarantee

     In June 1998, the Company guaranteed bank debt of Koronis Parts, Inc. (Koronis), a related party, amounting to $70,000 by providing certificates of deposit as collateral. In November 1998 the Company cashed in certificates of deposit and repaid this note on Koronis' behalf. Consequently, the Company set up an unsecured note receivable from Koronis for $70,000, payable in quarterly installments of interest only at 6.98% and maturing on November 18, 1999.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended                            Commission File No. 0-17345
September 30, 1998
                             W-J INTERNATIONAL, LTD.

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

10.3 Promissory Note dated November 18, 1998 signed by Koronis Parts, Inc. pursuant to a loan from the Company.

23       Consent of Independent Auditors

24       Power of Attorney (Included in signature page of this Form 10-KSB)

27       Financial Data Schedule (included with electronic version only)

--------------------------
         *        SEC File No. 33-20419
         **       SEC File No. 0-17345