Form 10QSB
period 1998-12-31
W-J INTERNATIONAL LTD /DE/
filed 1999-02-16
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

Yes     X     No

At February 9, 1999 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format     YES      NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX



PART 1.              FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Condensed Balance Sheets as of December 31, 1998 (Unaudited) and September 30, 1998 (Audited)

 Condensed Income Statements (Unaudited) for the Three-Months ended December 31, 1998 and December 31, 1997

 Condensed Statements of Cash Flows (Unaudited) for the Three-
  Months ended December 31, 1998 and December 31, 1997

 Notes to Condensed Financial Statements (Unaudited)


 Item 2.   Management's Discussion and Analysis or
           Plan of Operation


PART II.   OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders

 Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet

                                                                         December 31,   September 30,
                                                                             1998           1998
                                                                         (Unaudited)     (Audited)
                                                                         -----------    -----------
                                 A S S E T S
Current Assets:
       Cash / Cash Equivalents                                            $   143,579    $   148,110
       Accounts Receivable                                                     14,400         12,375
                                                                          -----------    -----------

                          Total current assets                                157,979        158,485
                                                                          -----------    -----------

Property and equipment:
       Land                                                                    20,648         20,648
       Buildings                                                              284,266        284,266
                                                                          -----------    -----------
                                                                              304,914        304,914
       Less: accumulated depreciation                                        (126,526)      (122,728)
                                                                          -----------    -----------

                          Net property and equipment                          178,388        182,186
                                                                          -----------    -----------

                          Total Assets                                    $   336,367    $   340,671
                                                                          ===========    ===========

                     L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

       Current portion of long-term debt                                  $    29,348    $    24,311
       Accrued liabilities                                                          0              0
                                                                          -----------    -----------
                          Total current liabilities                            29,348         24,311
                                                                          -----------    -----------

Long-term debt, net of current portion                                         30,073         33,905
                                                                          -----------    -----------

Stockholders equity:
       Common stock, $.01 par value; 20,000,000
              shares authorized, 12,214,632
              shares issued and outstanding                                   122,146        122,146
       Additional paid-in capital                                           2,274,840      2,274,840
       Accumulated deficit                                                 (2,120,039)    (2,114,531)
                                                                          -----------    -----------

                          Total stockholders equity                           276,947        282,455
                                                                          -----------    -----------

                          Total liabilities and stockholders equity       $   336,367    $   340,671
                                                                          ===========    ===========





                        See notes to financial statements

                             W-J International, Ltd.
                            Statement of Operations



                                                                                  Three Months Ended
                                                                                     December 31,
                                                                               1998            1997
                                                                            (Unaudited)     (Unaudited)


Rental Income:                                                             $      3,000    $      3,000


Expenses:
           General & Administrative                                               9,458          11,373
           Interest                                                                (950)           (414)
                                                                           ------------    ------------
                                                                                  8,508          10,959
                                                                           ------------    ------------

                               Income (loss) from continuing operations
                                          before discontinued operations         (5,508)         (7,959)

Discontinued Operations:
           Loss from discontinued operations                                          0               0

                                          Net Income (loss)                      (5,508)         (7,959)
                                                                           ============    ============

Weighted average common shares outstanding during period                     12,214,632      12,214,632
                                                                           ============    ============

                                          Net (loss) per share             ($      0.00)  ($       0.00)
                                                                           ============    ============




                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash

                                                                        Three Months Ended
                                                                           December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                     1998       1997
                                                                     (Unaudited) (Unaudited)
                                                                     -----------------------

       Net (Loss)                                                    ($  5,508)   ($  7,959)
       Adjustments to reconcile net (loss) to net cash
          flows from operating activities:
              Depreciation                                               3,798        3,798
              Changes in:
                    Accounts receivables - Trade                             0            0
                    Accounts receivables - Related parties              (2,025)      (6,300)
                    Prepaid expenses                                         0            0
                    Notes payables - Trade                                   0            0
                    Notes payables - Related parties                     5,036            0
                    Accrued expenses                                         0            0
                                                                     ---------    ---------

                          Net cash flows from operating activities       1,301      (10,461)
                                                                     ---------    ---------

Cash flows from investing activities:

       Purchase of property and equipment                                    0            0

                          Net cash flows from investing activities           0            0
                                                                     ---------    ---------

Cash flows from financing activities:

       Gain on extinguishment of debt                                        0            0
       Principal payments on long-term debt                             (3,832)      (2,700)
                                                                     ---------    ---------

                          Net cash flows from financing activities      (3,832)      (2,700)
                                                                     ---------    ---------

                          Net increase (decrease) in cash               (2,531)     (13,161)

Cash, beginning of period                                              146,110      188,593

Cash, end of period                                                  $ 143,579    $ 175,432
                                                                     =========    =========




                        See notes to financial statements

                             W-J International, Ltd.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           The condensed balance sheet as of December 31, 1998 (Unaudited) and September 30, 1998 (Audited) and the related statement of operations and cash flows for the three-month period ended December 31, 1998 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

           The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.    INVENTORIES

           Inventories consist of the following:
                                             December 31,         September 30,
                                                 1998                1998
                                               ----------          ----------

           Parts and Components              $         0         $         0
           Finished Units                              0                   0
                                               ----------          ----------

                                               ==========          ==========
           Total                             $         0         $         0
                                               ==========          ==========


Note 3.    STOCKHOLDERS' EQUITY
                                       (Audited)    Equity Changes  (Unaudited)
                                     September 30, Due to Operation December 31,
                                         1998                          1998

Number of Shares                      12,214,632              0     12,214,632

Common Stock                             122,146              0        122,146

Additional Paid-In Capital             2,274,840              0      2,274,840

Retained Earnings
(Accumulated Deficit)                 (2,114,531)        (5,508)    (2,120,039)


Total                                    282,455         (5,508)       276,947

Item 2 - Management's Discussion and Analysis or Plan of Operation

         PLAN OF OPERATION

                  The Company's current operations consist primarily of renting land and a building to a related party under a month-to-month lease. The Company has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities.

         RESULTS OF OPERATIONS

                  Rental Income for the first three-month period of fiscal year 1999, which ended on December 31, 1998 remained the same as compared to the three-month period ended December 31, 1997.

                  Expenses for the first three-month period ended December 31, 1998 decreased 17% to $9,458 from $11,373 for the three-month period ended December 31, 1997.

                  The Company experienced no loss or gain from discontinued operations for each of the three-month periods ended December 31, 1998 and December 31, 1997.

                  The Company's net loss for the three-month period ended December 31, 1998 decreased 30.8% to $5,508 as compared to $7,959 for the same period in 1997.

         LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

                  The Company's working capital decreased to $128,631 at December 31, 1998 from $134,174 at September 30, 1998. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                  No exhibits are required to be filed for the three-month period ended December 31, 1998.

         (b) Reports on Form 8-K.

                  No report on Form 8-K was filed during the three-month period ended December 31, 1998.

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




Date:  February 15, 1999