Form 10QSB
period 1999-03-31
W-J INTERNATIONAL LTD /DE/
filed 1999-05-13
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
 OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from       to _________________     _______________

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

         Yes       X        No

At April 9, 1999 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format         YES       NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX



PART 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Balance Sheets as of March 31, 1999 (Unaudited) and September 30, 1998 (Audited)

         Condensed Income Statements (Unaudited) for the Three and Six Months ended March 31, 1999 and 1998

         Condensed Statements of Cash Flows (Unaudited) for the Three and Six Months ended March 31, 1999 and 1998

         Notes to Condensed Financial Statements (Unaudited)


 Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet

                                                             March 31,        September 30,
                                                                1999             1998
                                                            (Unaudited)        (Audited)
                                                            -----------       -----------
A S S E T S Current Assets:
         Cash / Cash Equivalents                            $       698       $     5,157
         Certificates of Deposit                                144,773           140,953
         Accounts Receivable                                     16,425            12,375
                                                            -----------       -----------
Total current assets                                            161,896           158,485
                                                            -----------       -----------

Property and equipment:
         Land                                                    20,648            20,648
         Buildings                                              284,266           284,266
                                                            -----------       -----------
                                                                304,914           304,914
         Less: accumulated depreciation                        (130,324)         (122,728)
                                                            -----------       -----------
         Net property and equipment                             174,590           182,186
                                                            ===========       ===========
Total Assets                                                $   336,486       $   340,671
                                                            ===========       ===========

L I A B I L I T I E S    A N D    E Q U I T Y

Current liabilities:

         Current portion of long-term debt                  $    46,392       $    24,311
         Accrued liabilities                                          0                 0
                                                            -----------       -----------
Total current liabilities                                        46,392            24,311
                                                            -----------       -----------

         Long-term debt, net of current portion                  26,195            33,905
                                                            -----------       -----------

Stockholders equity:
         Common stock, $.01 par value;  20,000,000 shares
authorized,  12,214,632 shares issued and  outstanding
                                                                122,146           122,146
         Additional paid-in capital                           2,274,840         2,274,840
         Accumulated deficit                                 (2,133,087)       (2,114,531)
                                                            -----------       -----------
Total stockholders equity                                       263,899           282,455
                                                            -----------       -----------

Total liabilities and stockholders equity                   $   336,486       $   340,671
                                                            ===========       ===========



                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Operations


                                                      Three Months Ended                  Six Months Ended
                                                           March 31,                          March 31,
                                                   1999              1998               1999              1998
                                              ------------       ------------       ------------       ------------
Rental Income:                                $      3,000       $      3,000       $      6,000       $      6,000

Expenses:
         General & Administrative                    5,075              9,909             14,532             21,282
         Interest                                     (204)            (3,740)            (1,154)            (4,154)
                                              ------------       ------------       ------------       ------------
                                                     4,871              6,169             13,378             17,128
                                              ------------       ------------       ------------       ------------
Income (loss) from continuing operations
         before discontinued operations             (1,871)            (3,169)            (7,378)           (11,128)

Discontinued Operations: Loss from
         discontinued operations                   (11,178)            (5,428)           (11,178)            (5,428)
Net Income (loss)                                  (13,049)            (8,597)           (18,556)           (16,556)
                                              ============       ============       ============       ============

Weighted average common shares
         outstanding during period              12,214,632         12,214,632         12,214,632         12,214,632
                                              ============       ============       ============       ============

Net (loss) per share                          ($      0.00)      ($      0.00)      ($      0.00)      ($      0.00)
                                              ============       ============       ============       ============


                                         See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash


                                                    Three Months Ended              Six Months Ended
                                                          March 31,                      March 31,
                                                  1999              1998           1999              1998
                                               ---------       ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                     $ (13,049)      $  (8,597)      $ (18,556)      $ (16,556)
Adjustments to reconcile
  net (loss) to net cash
  lows from operating activities:
    Depreciation                                   3,798           3,798           7,596           7,596
    Changes in:
         Accounts receivables - Trade                  0               0               0            --
         Accounts receivables -
           Related parties                        (2,025)         (1,375)         (4,050)         (1,375)
         Prepaid expenses                              0               0               0            --
         Notes payables - Trade                        0               0               0               0
         Notes payables - Related parties              0               0           5,035               0
         Accrued expenses                              0           3,424               0           4,074
                                               ---------       ---------       ---------       ---------

Net cash flows from operating activities         (11,276)         (2,750)         (9,975)         (6,261)
                                               ---------       ---------       ---------       ---------

Cash flows from investing activities:
Purchase of property and equipment                     0               0               0               0
Net cash flows from investing activities               0               0               0               0
                                               ---------       ---------       ---------       ---------

Cash flows from financing activities:
Gain on extinguishment of debt                         0               0               0               0
Addition of new debt                              26,197               0          26,197            --
Principal payments on long-term debt             (13,029)         (6,461)        (16,861)         (9,161)
                                               ---------       ---------       ---------       ---------

Net cash flows from financing activities          13,168          (6,461)          9,336          (9,161)
                                               ---------       ---------       ---------       ---------

Net increase (decrease) in cash                    1,892          (9,211)           (639)        (15,422)

Cash, beginning of period                        143,579         175,432         146,110         181,643

Cash, end of period                            $ 145,471       $ 166,221       $ 145,471       $ 166,221
                                               =========       =========       =========       =========


                        See notes to financial statements

                             W-J International, Ltd.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of March 31, 1999 (Unaudited) and September 30, 1998 (Audited) and the related statement of operations and cash flows for the three- and six-month periods ended March 31, 1999 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.  INVENTORIES

Inventories consist of the following:
                                          March 31,        September 30,
                                            1999               1998

Parts and Components                   $          0        $          0
Finished Units                                    0                   0
                                       ------------        ------------

Total                                  $          0        $          0



Note 3.  STOCKHOLDERS' EQUITY
                                   (Audited)      Equity Changes    (Unaudited)
                                 September 30,   Due to Operation    March 31,
                                     1998                               1999
                                 ------------    ----------------   ----------

Number of Shares                  12,214,632              0         12,214,632

Common Stock                         122,146              0            122,146

Additional Paid-In Capital         2,274,840              0          2,274,840

Retained Earnings                 (2,114,531)       (18,556)        (2,133,087)
(Accumulated Deficit)

Total                                282,455        (18,556)           263,899

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

RESULTS OF OPERATIONS

Rental Income for the three-month period ended March 31, 1999 remained at $3,000 as compared to the three-month period ended March 31, 1998.

Expenses for the three-month period ended March 31, 1999 decreased to $5,075 from $9,909 for the three-month period ended March 31, 1998. The decrease resulted primarily from real estate taxes paid in the second quarter of 1998 which were not paid in the second quarter of 1999.

Discontinued Operations expenses for the three-month period ended March 31, 1999 were $11,178 compared to similar expenses for the three-month period ended March 31, 1998 of $5,428. The increase was due to a substantial increase in tax preparation and consulting fees paid to the Company's auditors.

Net loss for the three-month period ended March 31, 1999 increased 52% to a deficit of $13,049 from a deficit of $8,597 for the three-month period March 31, 1998. This substantial increase in the Company's net loss resulted again from the additional tax preparation and consulting fees paid to the Company's auditors.

LIQUIDITY AND CAPITAL RESOURCES AND PLAN OF OPERATION

The Company's working capital decreased to $115,701 at March 31, 1999 from $134,174 at September 30, 1998. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 1999.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         27       Financial Data Schedule (filed in electronic format only)

         (b) Reports on Form 8-K.

         No report on Form 8-K was filed during the three-month period ended March 31, 1999.

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




Date:  April 14, 1999