Form 10QSB
period 1999-06-30
W-J INTERNATIONAL LTD /DE/
filed 1999-08-13
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
 OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

                                  320-243-3311
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes       X        No

At July 29, 1999 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format         YES       NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX



PART 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Balance Sheets as of June 30, 1999 (Unaudited) and September 30, 1998 (Audited)

         Condensed Income Statements (Unaudited) for the Three and Nine Months ended June 30, 1999 and June 30, 1998

         Condensed Statements of Cash Flows (Unaudited) for the Three and Nine Months ended June 30, 1999 and June 30, 1998

         Notes to Condensed Financial Statements (Unaudited)


 Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet

                                                                              June 30,             September 30,
                                                                                1999                    1998
                                                                            (Unaudited)              (Audited)
                                                                       ----------------------- -----------------------
A S S E T S
Current Assets:
         Cash / Cash Equivalents                                                  $147,425                 $146,110
         Accounts Receivable                                                        18,450                   12,375
                                                                       ----------------------- -----------------------
Total current assets                                                               165,875                  158,485
                                                                       ----------------------- -----------------------

Property and equipment:
         Land                                                                       20,648                   20,648
         Buildings                                                                 284,266                  284,266
                                                                       ----------------------- -----------------------
                                                                                   304,914                  304,914
         Less: accumulated depreciation                                           (134,122)                (122,728)
                                                                       ----------------------- -----------------------
         Net property and equipment                                                170,792                  182,186
                                                                       ======================= =======================
Total Assets                                                                      $336,667                 $340,671
                                                                       ======================= =======================

L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

         Current portion of long-term debt                                         $64,770                  $24,311
         Accrued liabilities                                                             0                        0
                                                                       ----------------------- -----------------------
Total current liabilities                                                           64,770                   24,311
                                                                       ----------------------- -----------------------

         Long-term debt, net of current portion                                     16,625                   33,905
                                                                       ----------------------- -----------------------

Stockholders equity:
         Common stock, $.01 par value;  20,000,000 shares
           authorized, 12,214,632 shares issued and outstanding                    122,146                  122,146
         Additional paid-in capital                                              2,274,840                2,274,840
         Accumulated deficit                                                    (2,141,714)              (2,114,531)
                                                                       ----------------------- -----------------------
Total stockholders equity                                                          255,272                  282,455
                                                                       ----------------------- -----------------------

Total liabilities and stockholders equity                                         $336,667                 $340,671
                                                                       ======================= =======================



                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Operations

                                                       Three Months Ended                   Nine Months Ended
                                                            June 30,                             June 30,

                                                     1999              1998               1999               1998
                                                 (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)

Rental Income:                                          $3,000            $3,000          $9,000            $9,000

Expenses:
         General & Administrative                        4,773             4,773          19,305            26,055
         Interest                                        1,199             2,073              45            (2,081)
                                               ----------------- ----------------- ------------------- -----------------
                                                        (5,972)           (6,846)         19,350            23,974
                                               ----------------- ----------------- ------------------- -----------------
Income (loss) from continuing
  operations before discontinued
  operations                                            (2,972)           (3,846)        (10,350)          (14,974)

Discontinued Operations: Loss
  from discontinued operations                           5,656                60         (16,834)           (5,488)
Net Income (loss)                                       (8,628)           (3,906)        (27,184)          (20,462)
                                               ================= ================= =================== =================

Weighted average common shares
  outstanding during period                         12,214,632        12,214,632      12,214,632        12,214,632
                                               ================= ================= =================== =================

Net (loss) per share                                   ($0.00)           ($0.00)          ($0.00)            ($0.00)
                                               ================= ================= =================== =================

                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash


                                                          Three Months Ended                 Nine Months Ended
                                                               June 30,                           June 30,

                                                         1999             1998             1999              1998
                                                      (Unaudited)     (Unaudited)       (Unaudited)       (Unaudited)
                                                    ---------------- --------------- ------------------ ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                              ($  8,627)      ($  3,906)      ($ 27,183)        ($ 20,462)
Adjustments to reconcile
         net (loss) to net cash
         flows from operating activities:
Depreciation                                                3,798           3,798          11,394            11,394
Changes in:
Accounts receivables - Trade                                    0               0               0            (3,400)
Accounts receivables - Related parties                     (2,025)         (2,025)         (6,075)                0
Prepaid expenses                                                0               0               0                 0
Notes payables - Trade                                          0               0               0                 0
Notes payables - Related parties                                0               0           5,035                 0
Accrued expenses                                                0          (4,472)              0              (398)
                                                    ---------------- --------------- ------------------ ----------------

Net cash flows from operating activities                   (6,854)         (6,605)        (16,829)          (12,866)
                                                    ---------------- --------------- ------------------ ----------------

Cash flows from investing activities:
Purchase of property and equipment                              0               0               0                 0
Net cash flows from investing activities                        0               0               0                 0
                                                    ---------------- --------------- ------------------ ----------------
Cash flows from financing activities:
Acquisition of long-term debt                              12,887              --          39,084                --
Gain on extinguishment of debt                                  0               0               0                 0
Principal payments on long-term debt                       (4,080)         (2,699)        (20,941)          (11,860)
                                                    ---------------- --------------- ------------------ ----------------

Net cash flows from financing activities                    8,807          (2,699)        (18,143)          (11,860)
                                                    ---------------- --------------- ------------------ ----------------

Net increase (decrease) in cash                             1,953          (9,304)          1,314           (24,726)

Cash, beginning of period                                 145,472         166,221         146,110           181,643
                                                    ---------------- --------------- ------------------ ----------------

Cash, end of period                                     $ 147,425       $ 156,917       $ 147,425         $ 156,917
                                                    ================ =============== ================== ================


                        See notes to financial statements

                             W-J International, Ltd.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of June 30, 1999 (Unaudited) and September 30, 1998 (Audited) and the related statement of operations and cash flows for the three and nine month periods ended June 30, 1999 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.  INVENTORIES

Inventories consist of the following:
                                                     June 30,      September 30,
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
                                                     ==========     ==========


Note 3.  STOCKHOLDERS' EQUITY
                                   (Audited)      Equity Changes   (Unaudited)
                                 September 30,   Due to Operation    June 30,
                                     1998                              1999

Number of Shares                  12,214,632                0       12,214,632

Common Stock                         122,146                0          122,146

Additional Paid-In Capital         2,274,840                0        2,274,840

Retained Earnings                 (2,114,531)         (27,183)      (2,141,714)
(Accumulated Deficit)

Total                                282,455          (27,183)         255,272

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

RESULTS OF OPERATIONS

Rental Income for the third three-month period of fiscal year 1999, which ended on June 30, 1999, remained the same as compared to the three-month period ended June 30, 1998.

Expenses for the three-month period ended June 30, 1999 decreased to $5,972 from $6,846 for the three-month period ended June 30, 1998. The decrease was due to lesser professional fees in 1999.

Discontinued Operations expenses for the three-month period ended June 30, 1999 were $5,656 compared to $60 for the three-month period ended June 30, 1998. This increase was due to property taxes of $4,326 and legal fees of $1,267.

Net loss for the three-month period ended June 30, 1999 increased 121% to a deficit of $8,628 from a deficit of $3,906 for the three-month period ended June 30, 1998. This substantial increase in the Company's net loss resulted from real estate taxes paid in the second calendar quarter of this year as compared to the first calendar quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $101,105 at June 30, 1999 from $134,174 at September 30, 1998. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

To meet existing operating expenses, the Company, as needed, secures short term loans using specific CDs as collateral. By doing so the Company maximizes its ability to generate income as it has no other means of revenue.

The Company also provided collateral in the form of CDs in order to secure a loan obtained by Ed Webb, a principle shareholder. The Company does not believe this will have a material effect on the Company's liquidity.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.


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




Date:  August 12, 1999