Form 10KSB40
period 1999-09-30
W-J INTERNATIONAL LTD /DE/
filed 2000-01-13
CIK 814183

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
September 30, 1999                                              0-17345

                             W-J INTERNATIONAL, LTD.
              (Exact name of small business issuer in its charter)

         Delaware                                               41-1578316
(State of incorporation or organization)    (IRS Employer Identification Number)

                23 Washburne Avenue, Paynesville, Minnesota 56362
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (612) 243-3311

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

Number of shares of Common Stock, $.01 par value, outstanding as of December 15, 1999 was 12,214,632.

State Issuer's revenues (rental income) for its most recent fiscal year:  $0.

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

         The Company currently has no operations. Prior to July 1, 1999, the Company's operations consisted primarily of renting land and a building to a related party under a month-to-month lease.

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

Sales and Distribution

         The Company did not distribute any products domestically or internationally during fiscal years 1994 through 1999.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's assembly operations, warehousing and other operations prior to the Transaction were conducted in a combined manufacturing, warehouse and office facility located in Paynesville, Minnesota, which facility was owned by the Company prior to July 1, 1999, subject to a mortgage. The building has approximately 28,000 square feet, and had not been rented since March 31, 1997. Prior to July 1, 1999, the Company also owned another building which was used to manufacture its fiberglass parts. This facility was rented to a single lessee, a related party, under a month-to-month rental agreement through June 30, 1999. This building has approximately 9,700 square feet. On July 1, 1999, the Company sold both of its buildings to Edward Webb, President, Chief Executive Officer and Director of the Company. See "Certain Transactions" below for a greater description of the transaction.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

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

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no record of the volume of transactions in the purchase and sale of the Company's securities, and such market volume may be insignificant. The Company has not declared any dividends in the past, and it is not anticipated that the Company will declare any dividends in the foreseeable future. As of December 15, 1999, the Company had approximately 227 shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         Fiscal 1999 v. 1998

         Rental Income. During the fiscal year ended September 30, 1999, the Company's rental income decreased to $0 from fiscal 1998 rental income of $12,000. The decrease in rental income from fiscal 1998 to 1999 was due to having no renter for one building and then ultimately the sale of the Company's two properties in July 1999 to Ed Webb, President and Director of the Company, with a condition of the sale being the return of the rent already paid by Mr. Webb.

         Operating Expenses. The Company's operating expenses (not including interest income) increased 111% to $82,137 in fiscal 1999 from $38,885 in 1998 (excluding a writedown in fiscal 1998 of $100,000 due to impairment of the Company's land and buildings). The increase was due to legal expenses and other consulting and tax preparation expenses, Mr. Webb's expenses of $17,075 which related to his purchase of the property and which the Company agreed to assume, and the refund of rent in the amount of $18,450 as part of the same transaction.

General and administrative expenses increased to $72,247 in fiscal 1999 from $32,136 in fiscal 1998. Interest expense increased to $9,890 in fiscal 1999 from $6,749 in fiscal 1998, due to an interest payment on 9/30/99 on loans backed by the Certificates of Deposit for monthly operating expenses, in the amount of $4,059.27. The Company also took of loss of $792 on the sale of the property.

         Net Income (Loss). In fiscal 1999, the Company experienced a net loss of $77,139 as compared to net loss in fiscal year 1998 of $120,019. The significant decrease in net loss from fiscal 1998 to 1999 was due primarily to the $100,000 writedown of the value of the Company's land and buildings in 1998. A substantial part of the 1999 loss related to expenses incurred as part of the sale of the Company's properties, including Ed Webb's expenses related to the sale in the amount of $17,075, and the crediting back to Koronis Parts, Inc., a related party, of rent accrued in the fiscal year in the amount of $18,450.


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

Liquidity and Capital Resources

         The Company's working capital decreased to $32,842 at September 30, 1999 from $134,174 at September 30, 1998 primarily due to the Company's lack of rental income or other revenues, in addition to the expenses incurred by the Company as a result of the sale of its two properties to Ed Webb.

Year 2000

         Because the Company has no operations, no products, and no key third party relationships, the Company's assessment of its Year 2000 issues has involved only internal computer and financial systems and embedded technology in such things as its telephone system. For these reasons, it believes the Year 2000 issues will have no material impact on its business, results of operations or financial condition.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included herein on the pages which follow:



Independent Auditor's Report dated December 6, 1999
Balance Sheets as of September 30, 1999
     and as of September 30, 1998
Statements of Operations for the Fiscal Years Ended September 30,
     1999 and September 30, 1998
Statements of Stockholders' Equity for the Fiscal Years Ended
     September 30, 1999 and September 30, 1998
Statements of Cash Flows for the Fiscal Years Ended September 30,
     1999 and September 30, 1998
Notes to Financial Statements

To The Stockholders
W-J International, Ltd.
Paynesville, Minnesota

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of W-J International, Ltd. as of September 30, 1999, and the related statements of operations, stockholders' equity, and the cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended September 30, 1998 were audited by other auditors whose report dated December 4, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of W-J International, Ltd. as of September 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Frailer, Habeas & Co.

December 6, 1999

                             W-J International, Ltd.
                                 Balance Sheets

                                                              September 30,     September 30,
                                                                   1999             1998
                                                                (Audited)         (Audited)
                                                               -----------       -----------
ASSETS
Current Assets:
         Cash and Cash Equivalents                             $        91       $     5,157
         Certificates of Deposit                                    33,333           140,953
         Accounts Receivable - related party                             0            12,375
                                                               -----------       -----------
Total current assets                                                33,424           158,485
                                                               -----------       -----------

Property and equipment:
         Land                                                            0            20,648
         Buildings                                                       0           284,266
                                                               -----------       -----------
                                                                         0           304,914
         Less: accumulated depreciation                                  0          (122,728)
                                                               -----------       -----------
         Net property                                                    0           182,186
Other assets:
                                                               -----------       -----------
         Notes receivable - related party                          172,474                 0
                                                               -----------       -----------
Total Assets                                                   $   205,898       $   340,671
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Note payable                                          $       582                 0
         Current portion-long-term debt                                  0       $    24,311
                                                               -----------       -----------
Total current liabilities                                              582            24,311
                                                               -----------       -----------

         Long-term debt                                                  0            33,905
                                                               -----------       -----------
Total liabilities                                                      582            58,216
                                                               -----------       -----------

Stockholders equity:
      Preferred stock, $.01 par value;
         10,00,000 shares authorized, non issued                         0                 0
      Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,214,632 shares issued and outstanding
         in 1999 and 1998                                          122,146           122,146
      Additional paid-in capital                                 2,274,840         2,274,840
      Accumulated deficit                                       (2,191,670)       (2,114,531)
                                                               -----------       -----------
Total stockholders equity                                          205,316           282,455
                                                               -----------       -----------

Total liabilities and stockholders equity                      $   205,898       $   340,671
                                                               ===========       ===========

                        See notes to financial statements

                             W-J International, Ltd.
                            Statements of Operations

                                             Years Ended September 30,
                                                 1999            1998
                                             ---------       ---------

Rental income                                $       0       $       0
Rental income - related party                        0          12,000
                                             ---------       ---------
                                                     0          12,000

Other(Income)Expenses:
         General & Administrative               72,247          32,136
       Interest Expense                          9,890           6,749
       Interest Income                          (5,790)         (6,866)
         Impairment of assets                        0         100,000
       Loss on Sale of Property                    792               0
                                             ---------       ---------
                                                77,139         132,019
                                             =========       =========
         Net income (loss)                   $ (77,139)      $(120,019)
                                             =========       =========

Basic net income (loss) per share
                                             $   (.006)      $   (.010)
                                             =========       =========



                        See notes to financial statements

                             W-J International, Ltd.
                       Statements Of Stockholders' Equity

                 For the Years Ended September 30, 1999 and 1998


                                                   Additional
                                                    Paid-In        Accumulated
                 Shares             Amount         Capital          Deficit            Total
              -----------       -----------       -----------      -----------       -----------
BALANCE,
09-30-97       12,214,632       $   122,146       $ 2,274,840      $(1,994,512)      $   402,474

Net Loss         (120,019)         (120,019)

              -----------       -----------       -----------      -----------       -----------
BALANCE,
09-30-98       12,214,632           122,146         2,274,840       (2,114,531)          282,455

Net Loss          (77,139)          (77,139)
              -----------       -----------       -----------      -----------       -----------

BALANCE
09-30-99       12,214,632       $   122,146       $ 2,274,840      $(2,191,670)      $   205,316
              ===========       ===========       ===========      ===========       ===========


                             W-J International, Ltd.
                            Statements of Cash Flows
                           Increase (Decrease) in Cash
                              And Cash Equivalents


                                                       Years Ended September 30,

                                                         1999             1998
                                                      (Audited)        (Audited)
                                                       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $ (77,139)      $(120,019)
Adjustments to reconcile
         net income (loss) to net cash
         flows from operating activities:

  Impairment of assets                                         0         100,000
  Loss on Sale of Property                                   792               0
  Depreciation                                            11,394          12,073
  Accounts receivables - Related party                   (12,375)         (5,425)
  Accrued liabilities                                          0            (396)
  Net Cash Flows from Operating Activities               (52,578)        (13,767)

Cash flows from investing activities:
  Sale of Property                                       170,000               0
  Certificates of Deposit                                107,620          31,949
  Notes Receivable - Related Parties                    (172,474)              0

Net cash flows from investing activities                 105,146          31,949
                                                       ---------       ---------

Cash flows from financing activities:
  Proceeds from demand notes payable                      39,667               0
  Principal payments on demand notes payable             (39,085)              0
  Principal payments on long-term debt                   (58,216)        (21,766)
                                                       ---------       ---------
  Net cash flows from financing activities:              (57,634)        (21,766)
  Net change in cash and cash equivalents                 (5,066)         (3,584)

Cash and cash equivalents, beginning of period             5,157           8,741
                                                       ---------       ---------

Cash and cash equivalents, end of year                 $      91       $   5,157

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest                 $   9,890       $   7,145
                                                       =========       =========

                        See notes to financial statements

                             W-J INTERNATIONAL, LTD.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998


1.       Summary of Significant Accounting Policies

         Organization

         W-J International, Ltd. (the Company or W-J) was formed on February 21, 1987, to produce, market and distribute personal recreational watercraft. The Company discontinued its recreational watercraft operations effective March 1993. The Company's operations consisted primarily of renting land and buildings from April 1993 until September 1998. All property was sold in July 1999.

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

         Concentrations

         The Company's cash is deposited with a single financial institution. At no time did cash exceed the federally insured limit. The Company has not experienced any losses on its cash deposits.

         The Company's source of revenue for 1998 was rent income of $1,000 per month under a month-to-month lease. (See Note 3.) This lease was terminated effective October 1, 1998.

         Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in bank and marketable securities with maturities of three months or less.

         Property

         Property is stated at cost. Depreciation on buildings is computed using the straight-line method over their estimated useful life of 31 years. Expenditures for maintenance and repairs are charged to expense as incurred and expenditures for renewals and betterments are capitalized. Depreciation expense amounted to $11,394 and $12,073 in 1999 and 1998, respectively.

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

         Income Taxes

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes relate to differences between the financial and tax basis of certain assets and liabilities. Temporary differences that result in significant deferred income taxes are net operating loss carryforwards.

2.       Certificates of Deposit

         Certificates of deposit at September 30, 1999 consist of two certificates of deposit which are stated at cost plus accrued interest which approximates market value. The certificates of deposit earn interest at rates ranging from 5.0% to 5.5% and mature from March 2000 through May 2000.

3.       Related Party Transactions

         Related party transactions consisted of the following:

                                                               1998     1999
                                                               ----     ----
                  Accounts receivable-related party           $12,375  $     0
                                                              =======  =======

         The Company leased a building to Koronis Parts, Inc., a company owned by the majority stockholder, on a month-to-month basis for $1,000 per month. This lease was terminated September 1998.

         In June 1998, the Company guaranteed bank debt of Koronis Parts, Inc. (Koronis), a related party, amounting to $70,860 by providing certificates of deposit as collateral. In November 1998 the Company cashed in certificates of deposit and repaid this note on Koronis' behalf. Consequently, the Company set up an unsecured note receivable from Koronis for $70,860 bearing interest at 6.98%. No payments have been received on this note for the year ended September 30, 1999.

         On July 1, 1999 all land and buildings of the Company were sold to Edward H. Webb, a majority shareholder and president of the Company, for $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Company bearing interest at 6.98%. In connection with the transaction the Company paid Mr. Webb's expenses connected with the purchase of the land and buildings in the amount of $17,075. In addition, the Company credited rental income of $18,450 which was accrued during fiscal year 1999 prior to the above transaction back to Koronis Parts, Inc.

         At September 30, 1999 related party notes receivable consisted of:

                  Notes receivable-Koronis Parts, Inc.                 $ 70,860
                  Notes receivable-Edward Webb                          101,614
                                                                        -------
                                                                       $172,474

4.       Long-Term Debt

         Long-term debt consisted of the following:

                                                                  1998    1999
                                                                  ----    ----
                  Mortgage note payable to bank, interest
                  at 9.75%, principal and interest due in
                  monthly installments of $2,410, maturing
                  in December 2000, secured by land and
                  buildings.                                    $58,216  $    0

                  Less current portion long-term debt           (24,311)      0
                                                                -------  ------
                                                                $33,905  $    0
                                                                =======  ======

         This mortgage was assumed by the buyer when the land and buildings were sold in July 1999. (See Note 3).

5.       Income Taxes

         The provision for income taxes was comprised of the following:

                                                                1998      1999
                                                                ----      ----

                  Current:
                           Federal                            $     0  $     0
                           State                                    0        0
                                                              -------  -------
                                                              $     0  $     0
                                                              =======  =======

         At September 30, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $2,092,000, which expire through 2014. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

6.       Impairment of Assets Held and Used

         During 1998, land and buildings were deemed to be impaired and written down to their fair value. Fair value was determined by reference to an offer made by an arm's length party for the property. Carrying value of land and buildings exceeded fair value by $100,000 and accordingly a loss was charged to operations in 1998.

7.       Earnings Per Share Disclosures

                                             Year Ended September 30, 1999
                                     -------------------------------------------
                                     Income        Shares             Rev-Share
                                     (Numerator)   (Denominator)      Amount
                                     -----------   -------------      ---------
Basic EPS:
     Income (loss) available
     to common stockholders          $  (77,139)    12,214,632        $  (.006)
                                     ===========   =============      =========

Year Ended September 30, 1998

                                     Income        Shares             Rev-Share
                                     (Numerator)   (Denominator)      Amount
                                     -----------   -------------      ---------
Basic EPS:
     Income (loss) available
     to common stockholders          $ (120,019)    12,214,632        $  (.010)
                                     ===========   =============      =========


8.       Fair Values of Financial Instruments

         The estimated fair values of the Company's financial instruments at September 30, 1999, and the methods and assumptions used to estimate such fair values, were as follows:

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         On December 3, 1999, the Company dismissed Stirtz Bernards Boyden Surdel & Larter as the Company's independent public accountants and Frieler, Habben & Company was appointed as the Company's independent accountants. There were no disagreements with Stirtz Bernards Boyden Surdel & Larter on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures. The change in accountants was reported in the Company's current Report on Form 8-K dated December 3, 1999.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides certain information with respect to the directors and executive officers of the Company.

         Name                    Age     Position

         Edward H. Webb          56    President, Chief Executive Officer and
                                       Director
         Kathy V. Webb           55    Vice President, Secretary and Director
         Gerald C. Westergaard   63    Director

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 1999, all officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during fiscal years 1999, 1998 and 1997 to the Chief Executive Officer:

                                                                                 Long Term Compensation
                                                                         ---------------------------------------
                                                                                  Awards              Payouts
                                                                         -------------------------- ------------
                                                                                                                 All Other
                                            Annual Compensation            Restricted                  LTIP      Compen-
Name and Principal         Fiscal                                        Stock Awards                 Payouts    sation
      Position              Year      Salary ($)   Bonus($)   Other($)        ($)         Options       ($)        ($)
------------------------    -----     ----------   --------   --------        ---         -------     -------    ---------

Edward H. Webb               1999          0           0        --           --              --         --           --
 Chief Executive             1998          0           0        --           --              --         --           --
 Officer, President          1997          0           0        --           --              --         --           --
 and Chief Financial
 Officer


Option Grants During 1999 Fiscal Year

         The Company has not granted any stock options during fiscal 1999 to the named executive officer in the Summary Compensation Table. In addition, the Company has not granted any stock appreciation rights.

Option Exercises During 1999 Fiscal Year and Fiscal Year-End Option Values

         The named executive officer in the Summary Compensation Table did not exercise any stock options during fiscal 1999, and there were no outstanding stock options at September 30, 1999. The Company does not have any outstanding stock appreciation rights.

Compensation to Directors

         The Directors of the Company are not directly compensated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

         The following table provides information as of December 15, 1999 concerning the beneficial ownership of the Company's Common Stock by (i) persons known to the Company to be beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the named executive officer in the Summary Compensation Table, and (iv) all directors and officers as a group. Unless otherwise indicated, the person or entity listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.
                                   Amount and
Name (and Address                  Nature of Shares              Percent
of 5% Holders)                     Beneficially Owned (1)        of Class (1)

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

         (2) Shares jointly owned by Edward and Kathy Webb.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1998, the Company guaranteed bank debt of Koronis Parts, Inc., an entity of which Mr. Webb is a principal shareholder, amounting to $70,000 by providing certificates of deposit as collateral. In November 1998, the Company cashed in certificates of deposit and repaid this note on Koronis' behalf. Consequently, the Company set up an unsecured demand note receivable from Koronis for $70,000, with interest at 6.98%.

         On July 1, 1999, the Company sold the two properties described in "Properties" above to Edward Webb, President, Chief Executive Officer and Director of the Company, for a total purchase price of $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Company bearing interest at 6.98%. In connection with the transaction, the Company paid Mr. Webb's expenses related to the purchase of the land and buildings in the amount of $17,075. In addition, the Company credited rental income of $18,450 which was accrued during fiscal year 1999 prior to the above transaction back to Koronis Parts, Inc.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits. See "Exhibit Index" beginning on page E-1 immediately following the Financial Statements.

                  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of fiscal year 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              W-J INTERNATIONAL, LTD.
                                              ("Company")


Dated:  January 11, 2000                       /s/ Edward H. Webb
                                              Edward H. Webb, President


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

Signature                       Title                                  Date


  /s/ Edward H. Webb            President and Director         January 11, 2000
Edward H. Webb                  (Principal Executive Officer
                                and Principal Financial and
                                Accounting Officer)

  /s/ Kathy V. Webb             Vice President, Secretary      January 11, 2000
Kathy V. Webb                   and Director


  /s/ Gerald C. Westergaard     Director                       January 11, 2000
Gerald C. Westergaard

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended                            Commission File No. 0-17345
September 30, 1999
                             W-J INTERNATIONAL, LTD.
       Exhibit
       Number         Description

         3.1 Certificate of Incorporation, as amended (Incorporated by Reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended September 30, 1994.)

         3.2 Bylaws (Incorporated by Reference to Exhibit 3.2 to the Registration Statement on Form S-4 of Duo, Inc. filed with the SEC on February 29, 1988*--hereinafter referred to as "Duo's Registration Statement on Form S-4")

         4.1 Specimen Common Stock Certificate (Incorporated by Reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1993)

         10.1 The Company's 1988 Stock Option Plan and form of option agreements to be issued pursuant to the Plan (Incorporated by Reference to Exhibit 10.12 to Duo's Registration Statement on Form S-4*)

         10.2 Mortgage Note between Farmers & Merchants State Bank and the Company for $191,929.95 dated December 21, 1989. (Incorporated by Reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1989**)

         10.3 Promissory Note dated November 18, 1998 signed by Koronis Parts, Inc. pursuant to a loan from the Company. (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998.)

         23       Consent of Independent Auditors

         24       Power of Attorney (Included in signature page of this Form
                  10-KSB)

         27 Financial Data Schedule (included with electronic version only)

--------------------------
         *        SEC File No. 33-20419
         **       SEC File No. 0-17345