Form 10QSB
period 1999-12-31
W-J INTERNATIONAL LTD /DE/
filed 2000-02-11
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1999
           OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

         Yes       X        No

At February 10, 2000, 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format         YES       NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX



PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Balance Sheets as of December 31, 1999 (Unaudited) and September 30, 1999 (Audited)

         Condensed Income Statements (Unaudited) for the Three Months ended December 31, 1999 and December 31, 1998

         Condensed Statements of Cash Flows (Unaudited) for the Three Months ended December 31, 1999 and December 31, 1998

         Notes to Condensed Financial Statements (Unaudited)


 Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet


                                                      December 31,      September 30,
                                                         1999               1999
                                                      (Unaudited)         (Audited)
                                                      -------------     -------------
A S S E T S
Current Assets:
         Cash / Cash Equivalents                       $        91       $        91
         Certificates of Deposit                            33,758            33,333
                                                       -----------       -----------
Total current assets                                        33,849            33,424
                                                       -----------       -----------

Other Assets:
         Notes Receivable - related party                  172,474           172,474
                                                                 0                 0
                                                       -----------       -----------
                                                                 0                 0
                                                                 0                 0
                                                       -----------       -----------
         Total Other Assets                                      0           172,474
                                                       ===========       ===========
Total Assets                                           $   206,323       $   205,898
                                                       ===========       ===========

L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

         Current portion-long term debt                $       582               582
                                                                 0                 0
                                                       -----------       -----------
Total current liabilities                                      582               582
                                                       -----------       -----------

         Long-term debt, net of current portion                  0                 0
                                                       -----------       -----------
Total Liabilities                                              582               582
Stockholders equity:
         Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,214,632 shares issued and outstanding          122,146           122,146
         Additional paid-in capital                      2,274,840         2,274,840
         Accumulated deficit                            (2,191,245)       (2,191,670)
                                                       -----------       -----------
Total stockholders equity                                  205,741           205,316
                                                       -----------       -----------

Total liabilities and stockholders equity              $   206,323       $   205,898
                                                       ===========       ===========



                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Operations

                               Three Months Ended
                                  December 31,

                                           1999              1998
                                        (Unaudited)       (Unaudited)
                                       ------------       ------------
Rental Income:                         $        000       $      3,000

Expenses:
         General & Administrative                 0              9,458
         Interest                              (426)              (950)
                                       ------------       ------------
                                               (426)             8,508
                                       ------------       ------------
Income (loss) from continuing
  operations before
  discontinued operations                       426             (5,508)

Discontinued Operations: Loss
  from discontinued operations                    0                  0
Net Income (loss)                               426             (5,508)
                                       ============       ============

Weighted average common shares
  outstanding during period              12,214,632         12,214,632
                                       ============       ============

Net income (loss) per share            $       0.00       ($      0.00)
                                       ============       ============

                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash


                                                       Three Months Ended
                                                          December 31,

                                                     1999          1998
                                                  (Unaudited)   (Unaudited)
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (Loss)                                        426      ($  5,508)
Adjustments to reconcile
         net (loss) to net cash
         flows from operating activities:
Depreciation                                               0          3,798
Changes in:
Accounts receivables - Trade                               0              0
Accounts receivables - Related parties                     0         (2,025)
Prepaid expenses                                           0              0
Notes payables - Trade                                     0              0
Notes payables - Related parties                           0          5,036
Accrued expenses                                           0              0
                                                   ---------      ---------

Net cash flows from operating activities                   0          1,301
                                                   ---------      ---------

Cash flows from investing activities:
Purchase of property and equipment                         0              0
Net cash flows from investing activities                 426              0
                                                   ---------      ---------
Cash flows from financing activities:
Acquisition of long-term debt                              0              0
Gain on extinguishment of debt                             0              0
Principal payments on long-term debt                       0         (3,832)
                                                   ---------      ---------

Net cash flows from financing activities                 426         (3,832)
                                                   ---------      ---------

Net increase (decrease) in cash                            0         (2,531)

Cash, beginning of period                                 91        146,110
                                                   ---------      ---------

Cash, end of period                                $      91      $ 143,579
                                                   =========      =========


                        See notes to financial statements

                             W-J International, Ltd.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of December 31, 1999 (Unaudited) and September 30, 1999 (Audited) and the related statement of operations and cash flows for the three month period ended December 31, 1999 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.  INVENTORIES

Inventories consist of the following:
                                      December 31,      September 30,
                                         1999               1999

Parts and Components                  $        0         $        0
Finished Units                                 0                  0
                                      ----------         ----------

                                      ==========         ==========
Total                                 $        0         $        0
                                      ==========         ==========


Note 3.  STOCKHOLDERS' EQUITY

                                  (Audited)       Equity Changes    (Unaudited)
                                 September 30,    Due to Operation  December 31,
                                    1999                                1999

Number of Shares                 12,214,632               0         12,214,632

Common Stock                        122,146               0            122,146

Additional Paid-In Capital        2,274,840               0          2,274,840

Retained Earnings                (2,191,670)            425         (2,191,245)
(Accumulated Deficit)

Total                               205,316             425            205,741



Item 2 - Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Company has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities.

RESULTS OF OPERATIONS

Expenses for the three-month period ended December 31, 1999 decreased to 0 from $8,508 for the three-month period ended December 31, 1998. The decrease was due to having no rental or other business arrangements to administer and paying no other amounts during the quarter ending December 31, 1999.

Net income for the three-month period ended December 31, 1999 increased to $426 from a deficit of $3,906 for the three-month period ended December 31, 1998. This substantial increase in the Company's net income resulted because the Company expended no cash or other assets in the quarter ending December 31, 1999 and paid no legal, accounting or other fees during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was increased to 33,267 at December 31, 1999 from $32,842 at September 30, 1999 due to interest income accrued on a certificate of deposit. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27       Financial Data Schedule (filed in electronic format only)

         (b) Reports on Form 8-K.

         No report on Form 8-K was filed during the three-month period ended December 31, 1999.

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




Date:   February 10, 2000