Form 10QSB
period 2000-03-31
W-J INTERNATIONAL LTD /DE/
filed 2000-05-04
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
 OR

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

         Yes       X        No

At April 15, 2000, 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format         YES       NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX



PART 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Balance Sheets as of March 31, 2000 (Unaudited) and September 30, 1999 (Audited)

         Condensed Income Statements (Unaudited) for the Three and Six Months ended March 31, 2000 and 1999

         Condensed Statements of Cash Flows (Unaudited) for the Three and Six Months ended March 31, 2000 and 1999

         Notes to Condensed Financial Statements (Unaudited)


 Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet


                                                                              March 31,            September 30,
                                                                                 2000                   1999
                                                                             (Unaudited)             (Audited)
                                                                         --------------------- -----------------------
A S S E T S
Current Assets:
         Cash / Cash Equivalents                                                     $   530                $    91
         Certificates of Deposit                                                      33,176                 33,333
         Accounts Receivable                                                               0                      0
                                                                         --------------------- -----------------------
Total current assets                                                                  33,706                 33,424
                                                                         --------------------- -----------------------

Other Assets:
         Notes Receivable - related party                                            172,474                172,474
                                                                                           0                      0
                                                                         --------------------- -----------------------
                                                                                     172,474                172,474
                                                                                           0                      0
                                                                         --------------------- -----------------------
                                                                                           0                      0
                                                                         ===================== =======================
Total Assets                                                                        $206,180               $205,898
                                                                         ===================== =======================

L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

         Current portion of long-term debt                                                $0                     $0
         Note Payable                                                                      0                    582
                                                                         --------------------- -----------------------
Total current liabilities                                                                  0                    582
                                                                         --------------------- -----------------------

         Long-term debt, net of current portion                                            0                      0
                                                                         --------------------- -----------------------

Stockholders equity:
         Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,214,632 shares issued and outstanding                                    122,146                122,146
         Additional paid-in capital                                                2,274,840              2,274,840
         Accumulated deficit                                                      (2,190,806)            (2,191,670)
                                                                         --------------------- -----------------------
Total stockholders equity                                                            206,180                205,316
                                                                         --------------------- -----------------------

Total liabilities and stockholders equity                                           $206,180               $205,898
                                                                         ===================== =======================



                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Operations

                                                       Three Months Ended                    Six Months Ended
                                                           March 31,                            March 31,

                                                     2000              1999               2000               1999
                                                 (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)

Rental Income:                                            0            $3,000               0            $6,000

Expenses:
         General & Administrative                       779             5,075             779            14,532
         Interest                                    (6,146)             (204)         (6,572)           (1,154)
                                            ----------------- ----------------- ------------------- -----------------
                                                     (5,367)            4,871          (5,793)           13,378
                                            ----------------- ----------------- ------------------- -----------------
Income (loss) from continuing
  operations before
  discontinued operations                             5,367            (1,871)          5,793            (7,378)

Discontinued Operations: Loss
  from discontinued operations                       (4,928)          (11,178)         (4,928)          (11,178)
                                            ----------------- ----------------- ------------------- -----------------
Net Income (loss)                                       439           (13,049)            865           (18,556)
                                            ================= ================= =================== =================

Weighted average common shares
  outstanding during period                      12,214,632        12,214,632      12,214,632        12,214,632
                                            ================= ================= =================== =================

Net (loss) per share                                ($0.00)           ($0.00)          ($0.00)            ($0.00)
                                            ================= ================= =================== =================

                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash

                                                          Three Months Ended                  Six Months Ended
                                                               March 31,                         March 31,

                                                         2000             1999             2000              1999
                                                      (Unaudited)     (Unaudited)       (Unaudited)       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                             439      ($  13,049)            865         ($ 18,556)
Adjustments to reconcile
         net income (loss) to net cash
         flows from operating activities:
Depreciation                                                    0           3,798               0             7,596
Changes in:
Accounts receivables - Trade                                    0               0               0                 0
Accounts receivables - Related parties                          0          (2,025)              0            (4,050)
Prepaid expenses                                                0               0               0                 0
Notes payables - Trade                                          0               0               0                 0
Notes payables - Related parties                                0               0               0             5,035
Accrued expenses                                                0               0               0                 0
                                                    ---------------- --------------- ------------------ ----------------

Net cash flows from operating activities                      439         (11,276)            865            (9,975)
                                                    ---------------- --------------- ------------------ ----------------

Cash flows from investing activities:
Purchase of property and equipment                              0               0               0                 0
Net cash flows from investing activities                        0               0            (426)                0
                                                    ---------------- --------------- ------------------ ----------------
Cash flows from financing activities:
Acquisition of long-term debt                                   0              --               0                --
Addition of new debt                                            0          24,317               0            22,377
Principal payments on long-term debt                            0         (13,029)              0           (16,861)
                                                    ---------------- --------------- ------------------ ----------------

Net cash flows from financing activities                        0         (11,288)              0            (5,516)
                                                    ---------------- --------------- ------------------ ----------------

Net increase (decrease) in cash                               439              12             439            (4,459)

Cash, beginning of period                                      91             686              91             5,157
                                                    ---------------- --------------- ------------------ ----------------

Cash, end of period                                      $    530       $     698        $    530          $    698
                                                    ================ =============== ================== ================


                        See notes to financial statements

                             W-J International, Ltd.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of March 31, 2000 (Unaudited) and September 30, 1999 (Audited) and the related statement of operations and cash flows for the three and six month periods ended March 31, 2000 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.  INVENTORIES

Inventories consist of the following:
                                             March 31,         September 30,
                                                2000               1999

Parts and Components                         $ 0                $ 0
Finished Units                                 0                  0
                                             ----------         ----------

                                             ==========         ==========
Total                                        $ 0                $ 0
                                             ==========         ==========


Note 3.  STOCKHOLDERS' EQUITY
                                   (Audited)     Equity Changes     (Unaudited)
                                 September 30,  Due to Operation     March 31,
                                     1999                               2000

Number of Shares                  12,214,632            0           12,214,632

Common Stock                         122,146            0              122,146

Additional Paid-In Capital         2,274,840            0            2,274,840

Retained Earnings                 (2,191,670)         864           (2,190,806)
(Accumulated Deficit)

Total                                205,316          864              206,180

Item 2 - Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Company has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities.

RESULTS OF OPERATIONS

Rental income ceased in 1999 with the sale of the Company's buildings, and therefore the Company had no income since the beginning of the fiscal year. The rental income for the three-month period ended March 31, 1999 was $3,000.

Expenses for the three-month period ended March 31,2000 decreased to $779 from $5,075 for the three-month period ended March 31,1999. The decrease was due in part to a reduction in interest payments from $1,688 to $42, in addition to a $3,798 decrease in administrative expenses and depreciation due to the sale of the Company's building.

Discontinued Operations expenses for the three-month period ended March 31, 2000 were $4,928 compared to $11,178 for the three-month period ended March 31, 1999. The 1999 expenses reflect tax preparation fees of $4,890 and audit fees of $3,800, which were not incurred during the same period in 2000.

Net income for the three-month period ended March 31,2000 increased to $439 from a deficit of $13,409 for the three-month period ended March 31, 1999. This substantial increase in the Company's net gain resulted from interest paid by Ed Webb on the loan in the amount of $5,573, in addition to the fact that no tax preparation and audit fees have been paid to date in the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $33,706 at March 31,2000 from $32,842 at September 30, 1999. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27     Financial Data Schedule (filed in electronic format only)

         (b)  Reports on Form 8-K.

              No report on Form 8-K was filed during the three-month period ended March 31, 2000.

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

Date:   May 2, 2000