Form 10QSB
period 2000-06-30
W-J INTERNATIONAL LTD /DE/
filed 2000-08-07
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
OR

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

         Yes       X        No

At July 28, 2000 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format         YES       NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX



PART 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Balance Sheets as of June 30, 2000 (Unaudited) and September 30, 1999 (Audited)

         Condensed Income Statements (Unaudited) for the Three and Nine Months ended June 30, 2000 and June 30, 1999

         Condensed Statements of Cash Flows (Unaudited) for the Three and Nine Months ended June 30, 2000 and June 30, 1999

         Notes to Condensed Financial Statements (Unaudited)


 Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet


                                                        June 30,        September 30,
                                                          2000              1999
                                                       (Unaudited)        (Audited)
                                                       -----------       -----------
A S S E T S Current Assets:
         Cash / Cash Equivalents                       $        91       $        91
         Certificates of Deposit                            34,113            33,333
                                                       -----------       -----------
Total current assets                                        34,204            33,424
                                                       -----------       -----------

Other Assets:
         Notes Receivable - related party                  172,474           172,474
                                                                 0                 0
                                                       -----------       -----------
Total Other Assets                                         172,474           172,474
                                                                 0                 0
                                                       -----------       -----------
                                                                 0                 0
                                                       ===========       ===========
Total Assets                                           $   206,678       $   205,898
                                                       ===========       ===========

L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

         Current portion of long-term debt             $         0       $         0
         Note Payable                                            0               582
                                                       -----------       -----------
Total current liabilities                                        0               582
                                                       -----------       -----------

         Long-term debt, net of current portion                  0                 0
                                                       -----------       -----------

Stockholders equity:
         Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,214,632 shares issued and outstanding          122,146           122,146
         Additional paid-in capital                      2,274,840         2,274,840
         Accumulated deficit                            (2,190,308)       (2,191,670)
                                                       -----------       -----------
Total stockholders equity                                  206,678           205,316
                                                       -----------       -----------

Total liabilities and stockholders equity              $   206,678       $   205,898
                                                       ===========       ===========



                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Operations

                                              Three Months Ended                   Nine Months Ended
                                                   June 30,                             June 30,

                                            2000              1999               2000               1999
                                       (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                       ------------       ------------       ------------       ------------

Rental Income:                         $          0       $      3,000       $          0       $      9,000

Expenses:
         General & Administrative                 0              4,773                779             19,305
         Interest                              (498)             1,199             (7,070)                45
                                       ------------       ------------       ------------       ------------
                                                498             (5,972)            (6,291)            19,350
                                       ------------       ------------       ------------       ------------
Income (loss) from continuing
  operations before
  discontinued operations                       498             (2,972)             6,291            (10,350)

Discontinued Operations: Loss
  from discontinued operations                    0              5,656             (4,928)           (16,834)
Net Income (loss)                               498             (8,628)             1,363            (27,184)
                                       ============       ============       ============       ============

Weighted average common shares
  outstanding during period              12,214,632         12,214,632         12,214,632         12,214,632
                                       ============       ============       ============       ============

Net (loss) per share                   ($      0.00)      ($      0.00)      ($      0.00)      ($      0.00)
                                       ============       ============       ============       ============

                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash


                                                  Three Months Ended              Nine Months Ended
                                                        June 30,                      June 30,

                                                 2000            1999           2000            1999
                                              (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                                               ---------      ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                              $     498      ($  8,627)      ($  1,363)      ($ 27,183)
Adjustments to reconcile
         net (loss) to net cash
         flows from operating activities:
Depreciation                                           0          3,798               0          11,394
Changes in:
Certificates of Deposit                              498              0           1,363               0
Accounts receivables - Related parties                 0         (2,025)                         (6,075)
Prepaid expenses                                       0              0               0               0
Notes payables - Trade                                 0              0               0               0
Notes payables - Related parties                       0              0               0           5,035
Accrued expenses                                       0              0               0               0
                                               ---------      ---------       ---------       ---------

Net cash flows from operating activities               0         (6,854)              0         (16,829)
                                               ---------      ---------       ---------       ---------

Cash flows from investing activities:
Purchase of property and equipment                     0              0               0               0
Net cash flows from investing activities               0              0               0               0
                                               ---------      ---------       ---------       ---------
Cash flows from financing activities:
Acquisition of long-term debt                          0         12,887               0          39,084
Gain on extinguishment of debt                         0              0               0               0
Principal payments on long-term debt                   0         (4,080)              0         (20,941)
                                               ---------      ---------       ---------       ---------

Net cash flows from financing activities               0          8,807               0         (18,143)
                                               ---------      ---------       ---------       ---------

Net increase (decrease) in cash                        0          1,953               0           1,314

Cash, beginning of period                             91        145,472              91         146,110
                                               ---------      ---------       ---------       ---------

Cash, end of period                            $      91      $ 147,425       $      91       $ 147,425
                                               =========      =========       =========       =========


                        See notes to financial statements

                             W-J International, Ltd.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of June 30, 2000 (Unaudited) and September 30, 1999 (Audited) and the related statement of operations and cash flows for the three and nine month periods ended June 30, 2000 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.  INVENTORIES

Inventories consist of the following:
                                    June 30,           September 30,
                                      2000                 1999

Parts and Components                $     0               $     0
Finished Units                            0                     0
                                    -------               -------

                                    =======               =======
Total                               $     0               $     0
                                    =======               =======


Note 3.  STOCKHOLDERS' EQUITY
                                 (Audited)      Equity Changes     (Unaudited)
                                September 30,   Due to Operation     June 30,
                                    1999                               2000

Number of Shares                 12,214,632               0         12,214,632

Common Stock                        122,146               0            122,146

Additional Paid-In Capital        2,274,840               0          2,274,840

Retained Earnings                (2,191,670)          1,362         (2,190,308)
(Accumulated Deficit)

Total                               205,316           1,362            206,678

Item 2 - Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Company has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities.

RESULTS OF OPERATIONS

Expenses for the three-month period ended June 30, 2000 decreased to zero from $11,628 for the three-month period ended June 30, 1999. The decrease was due to having no rental or other business arrangements to administer and paying no other amounts during the quarter ending June 30, 2000.

Net income for the three-month period ended June 30, 2000 increased to $498 from a deficit of $8,628 for the three-month period ended June 30, 1999. This substantial increase in the Company's net income resulted because the Company expended no cash or other assets in the quarter ending June 30, 2000 and paid no legal, accounting or other fees during the period. The Company's income arose from interest earned on certificates of deposit.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $34,204 at June 30, 2000 from $32,842 at September 30, 1999. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              27   Financial Data Schedule (filed in electronic format only)

         (b) Reports on Form 8-K.

         No report on Form 8-K was filed during the three-month period ended June 30, 2000.

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




Date:  August 1, 2000