Form 10KSB40
period 2000-09-30
W-J INTERNATIONAL LTD /DE/
filed 2000-12-28
CIK 814183

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
September 30, 2000                                                  0-17345

                             W-J INTERNATIONAL, LTD.
              (Exact name of small business issuer in its charter)

         Delaware                                                41-1578316
(State of incorporation or organization)    (IRS Employer Identification Number)

                23 Washburne Avenue, Paynesville, Minnesota 56362
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (320) 243-3311

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

Number of shares of Common Stock, $.01 par value, outstanding as of December 15, 2000 was 12,214,632.

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

         The Company's currently has no operations. Up until July 1, 1999, the Company's operations consisted primarily of renting land and a building to a related party under a month-to-month lease. The Company sold its buildings in July 1999. See "Certain Transactions."

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

Sales and Distribution

         The Company did not distribute any products domestically or internationally during fiscal years 1994 through 2000.

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

ITEM 3.  LEGAL PROCEEDINGS

         On or about November 24, 1997, the Company, Koronis Parts, Inc. and Edward Webb, filed a civil lawsuit in Stearns County, Minnesota against Mastercraft Boat Company, Tennesee Acquisition Corp., a wholly-owned subsidiary of Mastercraft Boat Company, and Meridian Sports, Inc. The suit alleged fraud in the inducement related to the 1993 Transaction. On May 5, 2000, a jury found in favor of the defendants. The Company incurred expenses in the amount of $89,404 related to the lawsuit, including attorneys fees, exhibit costs, witness fees and travel expenses. In connection with the action, however, Meridian Sports, Inc. agreed to pay $16,500 in rental amounts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

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

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. There is no record of the volume of transactions in the purchase and sale of the Company's securities, and such market volume may be insignificant. The Company has not declared any dividends in the past, and it is not anticipated that the Company will declare any dividends in the foreseeable future. As of December 15, 2000, the Company had approximately 227 shareholders.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

         Fiscal 2000 v. 1999

         Rental Income. During the fiscal year ended September 30, 2000, the Company's income increased to $16,500 from zero for the fiscal year ended September 30, 1999. This amount directly relates to a settlement with Meredian Sports concerning rent.

         Operating Expenses. The Company's operating expenses (which also means general and administrative expenses) increased 123% to $101,219 in fiscal year 2000 from $82,137 in fiscal year 1999. The increase was due to legal fees and other expenses amounting to $89,404 related to the Mastercraft lawsuit, accounting consulting fees of $1,612, and general legal fees of $7,420.

         Net Income (Loss). In fiscal 2000, the Company experienced a net loss of $74,151 as compared to a net loss in fiscal year 1999 of $77,139. The decrease in loss can be attributed to the sale of the building in fiscal year 1999. The loss in fiscal year 2000 would have been a gain had the Company not faced the expenses related to the Mastercraft lawsuit.

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

Liquidity and Capital Resources

         The Company's working capital decreased to $29,551 at September 30, 2000 from $32,842 at September 30, 1999, primarily due to the legal and other expenses discussed above. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included herein on the pages which follow.



Independent Auditor's Report dated November 21, 2000
Balance Sheets as of September 30, 2000
     and as of September 30, 1999
Statements of Operations for the Fiscal Years Ended September 30, 2000
     and September 30, 1999
Statements of Stockholders' Equity for the Fiscal Years Ended
     September 30, 2000 and September 30, 1999
Statements of Cash Flows for the Fiscal Years Ended September 30, 2000
     and September 30, 1999
Notes to Financial Statements

                            Frieler, Habben & Company
                                                                  ALAN E. HABBEN
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                           217 WEST JAMES STREET
                                                    PAYNESVILLE, MINNESOTA 56362

                                                                PH: 320-243-3459
                                                               FAX: 320-243-7520

To The Stockholders
W-J International, Ltd.
Paynesville, Minnesota

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheet of W-J International, Ltd. as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of W-J International, Ltd. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Frieler, Habben & Co.

November 21, 2000

                             W-J INTERNATIONAL, LTD.
                                 BALANCE SHEETS

                                                                          September 30
                                                                    2000             1999
                                                               -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                                 $                 $        91
     Certificates of deposit                                        34,708            33,333
                                                               -----------       -----------
         Total current assets                                       34,708            33,424
                                                               -----------       -----------
Property and equipment                                                   0                 0

Other assets:
     Notes receivable - related party                              101,613           172,474
                                                               -----------       -----------
         Total Assets                                          $   136,321       $   205,898
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable                                              $     5,157       $       582
     Current portion-long term debt                                      0                 0
                                                               -----------       -----------
         Total current liabilities                                   5,157               582
Long term debt:                                                          0                 0
                                                               -----------       -----------
         Total liabilities                                           5,157               582
                                                               -----------       -----------

Stockholders' Equity:
     Preferred stock, $.01 par value;
         10,000,000 shares authorized,
         none issued                                                     0                 0
     Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,214,632 shares issued and out-
         standing in 1999 and 1998                                 122,146           122,146
     Additional paid-in capital                                  2,274,840         2,274,840
     Accumulated deficit                                        (2,265,822)       (2,191,670)
                                                               -----------       -----------
         Total stockholders' equity                                131,164           205,316
                                                               -----------       -----------
         Total liabilities and stockholders' equity            $   136,321       $   205,898
                                                               ===========       ===========

See notes to financial statements.

                             W-J INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS


                                              Years Ended September 30
                                                2000            1999

Income from operations                       $       0       $       0

Other (income) expenses:
     General and administrative                101,177          72,247
     Interest expense                               42           9,890
     Other income                              (16,500)              0
     Interest income                           (10,568)         (5,790)
     Loss on sale of property                        0             792
                                                74,151          77,139

         Net income (loss)                   $ (74,151)      $ (77,139)


Basic net income (loss) per share            $   (.006)      $   (.006)






See notes to financial statements.

                             W-J INTERNATIONAL, LTD.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                   Common Stock
                                                Additional
                                                 Paid-In          Accumulated
              Shares             Amount          Capital            Deficit             Total
              ----------       --------         ----------        -----------         --------
BALANCE,
09-30-98      12,214,632       $122,146         $2,274,840        $(2,114,531)        $282,455
Net loss                                                              (77,139)         (77,139)

BALANCE,
09-30-99      12,214,632        122,146          2,274,840         (2,191,670)         205,316
Net loss                                                              (74,151)         (74,151)

BALANCE
09-30-00      12,214,632       $122,146         $2,274,840        $(2,265,821)        $131,165






See notes to financial statements.

                             W-J INTERNATIONAL, LTD.
                            STATEMENTS OF CASH FLOWS

                           Increase (Decrease) In Cash
                              And Cash Equivalents

                                                            Years Ended September 30
                                                               2000            1999
                                                            ---------       ---------
Cash flows from operating activities:
     Net Income (loss)                                      $ (74,151)      $ (77,139)
     Adjustments to reconcile net income (loss)
     to net cash flows from operating activities:
         Loss on sale of property                                   0             792
         Depreciation                                               0          11,394
         Accounts receivable-related party                          0          12,375
         Accrued liabilities                                        0               0
                                                            ---------       ---------
         Net cash flows from operating activities             (74,151)        (52,578)
                                                            ---------       ---------

Cash flows from investing activities:
     Sale of property                                               0         170,000
     Certificate of deposit                                    (1,376)        107,620
     Notes receivable-related parties                          70,861        (172,474)
                                                            ---------       ---------
         Net cash flows from investing activities              69,485         105,146
                                                            ---------       ---------

Cash flows from financing activities:
     Proceeds from demand notes payable                         5,157          39,667
     Principal payments on demand notes payable                  (582)        (39,085)
     Principal payments on long-term debt                           0         (58,216)
                                                            ---------       ---------
         Net cash flows from financing activities               4,575         (57,634)
                                                            ---------       ---------

         Net change in cash and cash equivalents                  (91)         (5,066)

Cash and cash equivalents, beginning of year                       91           5,157
                                                            ---------       ---------

Cash and cash equivalents, end of year                      $       0       $      91
                                                            =========       =========

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the years for interest                $      42       $   9,890
                                                            =========       =========




See notes to financial statements.

                             W-J INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


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

         Property
         Property was reported at cost. Depreciation on buildings was computed using the straight-line method over their estimated useful life of 31 years. Expenditures for maintenance and repairs were charged to expense as incurred and expenditures for renewals and betterments were capitalized. Depreciation expense amounted to $0 and $11,394 in 2000 and 1999, respectively. All property owned by the Company was sold to the majority shareholder on July 1, 1999. See footnote 3.



                                   (Continued)

                             W-J INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


1.       Summary of Significant Accounting Policies (Continued)

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

2.       Certificates of Deposit

         Certificates of deposit at September 30, 2000 consist of two certificates of deposit which are stated at cost plus accrued interest which approximates market value. The certificates of deposit earn interest at rates ranging from 5.0% to 5.5% and mature from January 2001 through February 2001.

3.       Related Party Transactions

         In June 1998, the Company guaranteed bank debt of Koronis Parts, Inc. (Koronis), a related party, amounting to $70,860 by providing certificates of deposit as collateral. In November 1998 the Company cashed in certificates of deposit and repaid this note on Koronis' behalf. Consequently, the Company set up an unsecured note receivable from Koronis for $70,860 bearing interest at 6.98%. This note has been paid off as of September 30, 2000.

         On July 1, 1999 all land and buildings of the Company were sold to Edward H. Webb, a majority shareholder and president of the Company, for $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Company bearing interest at 6.98%.

                                   (Continued)

                             W-J INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

3.       Related Party Transactions (Continued)

         In connection with the transaction the Company paid Mr. Webb's expenses connected with the purchase of the land and buildings in the amount of $17,075. In addition, the Company credited rental income of $18,450 which was accrued during fiscal year 1999 prior to the above transaction back to Koronis Parts, Inc.

         At September 30, 2000 related party notes receivable consisted of:

                  Notes receivable-Koronis Parts, Inc.         $           0
                  Notes receivable-Edward Webb                       101,613
                                                               -------------
                                                               $     101,613


4.       Long-Term Debt

         The Company had no outstanding long-term debt as of and for the years ended September 30, 2000 and 1999.

5.       Income Taxes

         The provision for income taxes was comprised of the following:

                                                      2000              1999
                                                     ------            ------
                  Current:
                      Federal                        $    0            $    0
                      State                               0                 0
                                                     ------            ------
                                                          0                 0
                                                     ======            ======


         At September 30, 2000, the Company has net operating loss carryforwards for tax purposes of approximately $2,166,060, which expire through 2015. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.



                                   (Continued)

                             W-J INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999


6.       Earnings Per Share Disclosures

                                                             Year Ended September 30, 2000
                                           -------------------------------------------------------------------
                                                   Income                  Shares               Rev-Share
                                                (Numerator)             (Denominator)            Amount
         Basic EPS:
              Income (loss) available
              to common stockholders               $(74,151)             $ 12,214,632            $(.006)


                                                             Year Ended September 30, 1999
                                           -------------------------------------------------------------------
                                                   Income                  Shares               Rev-Share
                                                (Numerator)             (Denominator)            Amount
         Basic EPS:
              Income (loss) available
              to common stockholders               $(77,139)             $ 12,214,632            $(.006)


7.       Fair Values of Financial Instruments

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides certain information with respect to the directors and executive officers of the Company.

         Name                    Age      Position
         ----                    ---      --------
         Edward H. Webb          57     President, Chief Executive Officer and
                                        Director
         Kathy V. Webb           56     Vice President, Secretary and Director
         Gerald C. Westergaard   64     Director

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 2000, all officers, directors and greater than ten-percent beneficial owners complied with the applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during fiscal years 2000, 1999 and 1998 to the Chief Executive Officer:

                                                                                 Long Term Compensation
                                                                         ---------------------------------------
                                                                                  Awards              Payouts
                                                                         -------------------------- ------------
                                            Annual Compensation            Restricted                  LTIP       All Other
Name and Principal         Fiscal                                        Stock Awards                 Payouts    Compensation
      Position              Year      Salary ($)   Bonus($)   Other($)        ($)         Options       ($)           ($)
------------------------    -----     ----------   --------   --------   ------------     -------     -------    -------------

Edward H. Webb               2000      0           0            --           --              --         --           --
 Chief Executive             1999      0           0            --           --              --         --           --
 Officer, President          1998      0           0            --           --              --         --           --
 and Chief Financial
 Officer


Option Grants During 2000 Fiscal Year

         The Company has not granted any stock options during fiscal 2000 to the named executive officer in the Summary Compensation Table. In addition, the Company has not granted any stock appreciation rights.

Option Exercises During 2000 Fiscal Year and Fiscal Year-End Option Values

         The named executive officer in the Summary Compensation Table did not exercise any stock options during fiscal 2000, and there were no outstanding stock options at September 30, 2000. The Company does not have any outstanding stock appreciation rights.

Compensation to Directors

         The Directors of the Company are not directly compensated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table provides information as of December 15, 2000 concerning the beneficial ownership of the Company's Common Stock by (i) persons known to the Company to be beneficial owners of more than five percent (5%) of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) the named executive officer in the Summary Compensation Table, and (iv) all directors and officers as a group. Unless otherwise indicated, the person or entity listed as the beneficial owner of the shares has sole voting and sole investment power over the shares.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits. See "Exhibit Index" beginning on page E-1 immediately following the Financial Statements.

                  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of fiscal year 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, The Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      W-J INTERNATIONAL, LTD.
                                      ("Company")


Dated:  December 27, 2000            /s/  Edward H. Webb
                                     Edward H. Webb, President


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

Signature                           Title                              Date


  /s/ Edward H. Webb          President and Director          December 27, 2000
Edward H. Webb                (Principal Executive Officer
                              and Principal Financial and
                              Accounting Officer)

  /s/ Kathy V. Webb           Vice President, Secretary       December 27, 2000
Kathy V. Webb                 and Director


                              Director
Gerald C. Westergaard

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          EXHIBIT INDEX TO FORM 10-KSB

For the Fiscal Year Ended                            Commission File No. 0-17345
September 30, 2000
                             W-J INTERNATIONAL, LTD.
 Exhibit
 Number      Description
    3.1      Certificate of Incorporation, as amended (Incorporated by
             Reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended September 30, 1994.)
    3.2      Bylaws (Incorporated by Reference to Exhibit 3.2 to the
             Registration Statement on Form S-4 of Duo, Inc. filed with the SEC on February 29, 1988*--hereinafter referred to as
             "Duo's Registration Statement on Form S-4")
    4.1      Specimen Common Stock Certificate (Incorporated by
             Reference to Exhibit 4.1 to the Company's Annual Report on
             Form 10-KSB for the year ended September 30, 1993)
   10.1      The Company's 1988 Stock Option Plan and form of option
             agreements to be issued pursuant to the Plan (Incorporated by Reference to Exhibit 10.12 to Duo's Registration
             Statement on Form S-4*)
   10.2      Mortgage Note between Farmers & Merchants State Bank and
             the Company for $191,929.95 dated December 21, 1989.
             (Incorporated by Reference to Exhibit 10.18 to the
             Company's Annual Report on Form 10-K for the year ended
             September 30, 1989**)
   10.3      Promissory Note dated November 18, 1998 signed by Koronis
             Parts, Inc. pursuant to a loan from the Company.
   23        Consent of Independent Auditors
   24        Power of Attorney (Included in signature page of this Form 10-KSB)
   27        Financial Data Schedule (included with electronic version only)
--------------------------
         *        SEC File No. 33-20419
         **       SEC File No. 0-17345