Form 10QSB
period 2000-12-31
W-J INTERNATIONAL LTD /DE/
filed 2001-01-18
CIK 814183

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
 OR

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

         Yes       X        No

At January 16, 2001 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format         YES       NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX



PART 1.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Balance Sheets as of December 31, 2000 (Unaudited) and September 30, 2000 (Audited)

         Condensed Income Statements (Unaudited) for the Three months ended December 31, 2000 and December 31, 1999

         Condensed Statements of Cash Flows (Unaudited) for the Three Months ended December 31, 2000 and December 31, 1999

         Notes to Condensed Financial Statements (Unaudited)


 Item 2. Management's Discussion and Analysis or Plan of Operation


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders

 Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet


                                                       December 31,     September 30,
                                                           2000              2000
                                                       (Unaudited)        (Audited)
                                                       -----------       -----------
A S S E T S
Current Assets:
         Cash / Cash Equivalents                       $         0       $         0
         Certificates of Deposit                            35,293            34,708
                                                       -----------       -----------
Total current assets                                        35,293            34,708
                                                       -----------       -----------

Other Assets:
         Notes Receivable - related party                  101,613           101,613
                                                                 0                 0
                                                       -----------       -----------
Total Other Assets                                         101,613           101,613

                                                       -----------       -----------

Total Assets                                           $   136,906       $   136,321
                                                       ===========       ===========

L I A B I L I T I E S   A N D    E Q U I T Y

Current liabilities:

         Current portion of long-term debt             $         0       $         0
         Notes Payable                                       5,157             5,157
                                                       -----------       -----------
Total current liabilities                                    5,157             5,157
                                                       -----------       -----------

         Long-term debt, net of current portion                  0                 0
                                                       -----------       -----------

Stockholders equity:
         Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,214,632 shares issued and outstanding          122,146           122,146
         Additional paid-in capital                      2,274,840         2,274,840
         Accumulated deficit                            (2,265,237)       (2,265,822)
                                                       -----------       -----------
Total stockholders equity                                  131,749           131,164
                                                       -----------       -----------

Total liabilities and stockholders equity              $   136,906       $   136,321
                                                       ===========       ===========



                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Operations

                                              Three Months Ended
                                                 December 31,

                                           2000              1999
                                       (Unaudited)       (Unaudited)
                                       ------------       ------------
Income:                                $          0       $          0

Expenses:
         General & Administrative                 0                  0
         Interest                              (584)              (426)
                                       ------------       ------------
                                               (584)              (426)
                                       ------------       ------------
Income (loss) from continuing
  operations before
  discontinued operations                       584                426

Discontinued Operations: Loss
  from discontinued operations                    0                  0
Net Income (loss)                               584                426
                                       ============       ============

Weighted average common shares
  outstanding during period              12,214,632         12,214,632
                                       ============       ============

Net (loss) per share                   ($      0.00)      ($      0.00)
                                       ============       ============

                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash


                                                     Three Months Ended
                                                         December 31,

                                                    2000            1999
                                                 (Unaudited)     (Unaudited)
                                                 -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                   $584           $426
Adjustments to reconcile
         net income (loss) to net cash
         flows from operating activities:
Depreciation                                           0              0
Changes in:
Certificate of Deposit                               584            426
Accounts receivables - Related parties                 0              0
Prepaid expenses                                       0              0
Notes payables - Trade                                 0              0
Notes payables - Related parties                       0              0
Accrued expenses                                       0              0
                                                    ----           ----

Net cash flows from operating activities             584            426
                                                    ----           ----

Cash flows from investing activities:
Purchase of property and equipment                     0              0
Net cash flows from investing activities               0              0
                                                    ----           ----
Cash flows from financing activities:
Acquisition of new debt                                0              0
Gain on extinguishment of debt                         0              0
Principal payments on long-term debt                   0              0
                                                    ----           ----

Net cash flows from financing activities               0              0
                                                    ----           ----

Net increase (decrease) in cash                        0              0

Cash, beginning of period                              0             91
                                                    ----           ----

Cash, end of period                                 $  0           $ 91
                                                    ====           ====


                        See notes to financial statements

                             W-J International, Ltd.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of December 31, 2000 (Unaudited) and September 30, 2000 (Audited) and the related statement of operations and cash flows for the three months ended December 31, 2000 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.  INVENTORIES

Inventories consist of the following:
                              December 31,     September 30,
                                  2000             2000

Parts and Components              $ 0              $ 0
Finished Units                      0                0
                                  ---              ---

                                  ===              ===
Total                             $ 0              $ 0
                                  ===              ===


Note 3.  STOCKHOLDERS' EQUITY
                                  (Audited)      Equity Changes    (Unaudited)
                                September 30,   Due to Operation   December 31,
                                    2000                               2000

Number of Shares                 12,214,632            0           12,214,632

Common Stock                        122,146            0              122,146

Additional Paid-In Capital        2,274,840            0            2,274,840

Retained Earnings                (2,265,821)         584           (2,265,237)
(Accumulated Deficit)

Total                               131,165          584              131,749

Item 2 - Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Company has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities.

RESULTS OF OPERATIONS

Expenses for the three-month period ended December 31, 2000 remained at $0, the same as for the three-month period ended December 31, 1999.

Net income for the three-month period ended December 31, 2000 increased to $584 from a net income of $426 for the three-month period ended December 31, 1999. This net income resulted because the Company earned interest on its certificates of deposit while expending no cash or other assets in the quarter ending December 31, 2000 for legal, accounting or other expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased to $30,136 at December 31, 2000 from $29,551 at September 30, 2000 due to interest accrued on certificates of deposit. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

To meet existing operating expenses, the Company, as needed, secures short term loans using specific CDs as collateral. By doing so the Company maximizes its ability to generate income as it has no other means of revenue.


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         None

         (b) Reports on Form 8-K.

         No report on Form 8-K was filed during the three-month period ended December 31, 2000

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




Date:  January 17, 2001