Form 10QSB
period 2001-03-31
W-J INTERNATIONAL LTD /DE/
filed 2001-04-25
CIK 814183

================================================================================

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

                         Commission File Number 0-17345
                             W-J International, Ltd.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                              41-1578316
-------------------------------                             -------------------
(State of other jurisdiction of                             (I.R.S. Employer
         organization)                                      Identification No.)

                               23 Washburne Avenue
                          Paynesville, Minnesota 56362
                    ----------------------------------------
                    (Address of principal executive offices)

                                  320-243-3311
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X        No
              -----          -----

At April 16, 2001, 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format      YES        NO   X
                                                       -----     -----


================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             W-J International, Ltd.
                                  Balance Sheet

                                                                                  March 31,            September 30,
                                                                                    2001                   2000
                                                                                 (Unaudited)             (Audited)
                                                                                 -----------            -----------
A S S E T S
Current Assets:
         Cash / Cash Equivalents                                                 $         0            $         0
         Certificates of Deposit                                                      28,806                 34,708
                                                                                 -----------            -----------
Total current assets                                                                  28,806                 34,708
                                                                                 -----------            -----------

Other Assets:
         Notes Receivable - related party                                             74,226                101,613
         AR Mastercraft                                                               27,387
                                                                                 -----------            -----------
Total Other Assets                                                                   101,613                101,613

                                                                                 -----------            -----------

                                                                                 -----------            -----------
Total Assets                                                                     $   130,419            $   136,321
                                                                                 ===========            ===========

L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

         Current portion of long-term debt                                       $         0            $         0
         Notes Payable                                                                     0                  5,157
                                                                                 -----------            -----------
Total current liabilities                                                                  0                  5,157
                                                                                 -----------            -----------

         Long-term debt, net of current portion                                            0                      0
                                                                                 -----------            -----------

Stockholders equity:
         Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,214,632 shares issued and outstanding                                    122,146                122,146
         Additional paid-in capital                                                2,274,840              2,274,840
         Accumulated deficit                                                      (2,266,567)            (2,265,822)
                                                                                 -----------            -----------
Total stockholders equity                                                            130,419                131,164
                                                                                 -----------            -----------

Total liabilities and stockholders equity                                        $   130,419            $   136,321
                                                                                 ===========            ===========



                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Operations

                                                      Three Months Ended                 Six Months Ended
                                                           March 31,                         March 31,
                                                 ----------------------------      ----------------------------
                                                     2001            2000             2001             2000
                                                 (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                 -----------      -----------      -----------      -----------
Rental Income:                                  $         0       $       0       $       0         $         0

Expenses:
         General & Administrative                       628               779             628               779
         Interest                                      (346)           (6,146)           (930)           (6,572)
                                                -----------       -----------     -----------       -----------
                                                        282            (5,367)           (302)           (5,793)
                                                -----------       -----------     -----------       -----------
Income (loss) from continuing
  operations before
  discontinued operations                              (282)            5,367             302             5,793

Discontinued Operations: Loss
  from discontinued operations                       (1,048)           (4,928)         (1,048)           (4,928)
                                                -----------       -----------     -----------       -----------
Net Income (loss)                                    (1,330)              439            (746)              865
                                                ===========       ===========     ===========       ===========

Weighted average common shares
  outstanding during period                      12,214,632        12,214,632      12,214,632        12,214,632
                                                ===========       ===========     ===========       ===========

Net (loss) per share                                 ($0.00)           ($0.00)         ($0.00)           ($0.00)
                                                ===========       ===========     ===========       ===========

                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash


                                                          Three Months Ended                  Six Months Ended
                                                               March 31,                          March 31,
                                                      ---------------------------       -----------------------------
                                                         2001             2000             2001              2000
                                                      (Unaudited)     (Unaudited)       (Unaudited)       (Unaudited)
                                                      -----------     -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                      $   (1,330)     $      439          ($ 746)        $     865
Adjustments to reconcile
         net (loss) to net cash
         flows from operating activities:
Depreciation                                                    0               0               0                 0
Changes in:
Accounts receivables - Trade                                    0               0               0                 0
Accounts receivables - Related parties                          0               0               0                 0
Prepaid expenses                                                0               0               0                 0
Notes payables - Trade                                          0               0               0                 0
Notes payables - Related parties                           (5,157)              0          (5,157)                0
Accrued expenses                                                0               0               0                 0
                                                       ----------      ----------      ----------        ----------

Net cash flows from operating activities                   (6,487)            439          (5,903)              865
                                                       ----------      ----------      ----------        ----------

Cash flows from investing activities:
Purchase of property and equipment                              0               0               0                 0
Net cash flows from investing activities                    6,487               0           5,903              (426)
                                                       ----------      ----------      ----------        ----------
Cash flows from financing activities:
Acquisition of new debt                                         0               0               0                --
Gain on extinguishment of debt                                  0               0               0                 0
Principal payments on long-term debt                            0               0               0                 0
                                                       ----------      ----------      ----------        ----------

Net cash flows from financing activities                        0               0               0                 0
                                                       ----------      ----------      ----------        ----------

Net increase (decrease) in cash                                 0             439               0               439

Cash, beginning of period                                       0              91               0                91
                                                       ----------      ----------      ----------        ----------

Cash, end of period                                    $        0      $      530      $        0        $      530
                                                       ==========      ==========      ==========        ==========


                        See notes to financial statements

                             W-J International, Ltd.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of March 31, 2001 (Unaudited) and September 30, 2000 (Audited) and the related statement of operations and cash flows for the three-month period and six-month period ended March 31, 2001 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.  INVENTORIES

Inventories consist of the following:

                                                      March 31,              September 30,
                                                        2001                     2000
                                                     ----------              ------------
Parts and Components                                          0                 $       0
Finished Units                                                0                         0
                                                     ----------                ----------

                                                     ==========                ==========
Total                                                $        0                $        0
                                                     ==========                ==========



Note 3.  STOCKHOLDERS' EQUITY

                                                 (Audited)              Equity Changes                (Unaudited)
                                               September 30,           Due to Operation                March 31,
                                                   2000                                                  2001
                                               -------------           ----------------               -----------
Number of Shares                                  12,214,632                          0                12,214,632

Common Stock                                         122,146                          0                   122,146

Additional Paid-In Capital                         2,274,840                          0                 2,274,840

Retained Earnings                                 (2,265,821)                      (746)               (2,266,567)
(Accumulated Deficit)

Total                                                131,165                       (746)                  130,419

Item 2 - Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Company has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities.

RESULTS OF OPERATIONS

Expenses for the three-month period ended March 31, 2001 decreased to $628 from $779 for the three-month period ended March 31, 2000. The decrease was due to lesser registration & franchise fees in 2001.

Discontinued Operations expenses for the three-month period ended March 31, 2001 were $1,048 compared to $4,928 for the three-month period ended March 31, 2000. This decrease was due to lower audit and professional fees.

Net loss for the three-month period ended March 31, 2001 decreased to a deficit of $1,330 from a gain of $439 for the three-month period ended March 31, 2000. This decrease to a net loss resulted from expenses for audit and professional fees paid in the second calender quarter of 2001 that were not paid in the second calender quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $28,806 at March 31, 2001 from $29,551 at September 30, 2000. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

To meet existing operating expenses, the Company, as needed, secures short term loans using specific CDs as collateral. By doing so the Company maximizes its ability to generate income as it has no other means of revenue.


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                  None

         (b)  Reports on Form 8-K.

         No report on Form 8-K was filed during the three-month period ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       W-J International, Ltd.
                                       ("Small Business Issuer")


                                       By /s/ Edward H. Webb
                                          --------------------------------------
                                          Edward H. Webb
                                          President




Date:  April 20, 2001