Form 10QSB
period 2001-06-30
W-J INTERNATIONAL LTD /DE/
filed 2001-08-10
CIK 814183

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
 OR

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

         Yes       X        No

At August 3, 2001 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

Transitional small business disclosure format         YES       NO  X

                             W-J International, Ltd.

                         QUARTERLY REPORT ON FORM 10-QSB



                                      INDEX



PART 1.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

      Condensed Balance Sheets as of June 30, 2001 (Unaudited) and September 30, 2000 (Audited)

      Condensed Income Statements (Unaudited) for the Three and Nine Months ended June 30, 2001 and June 30, 2000

      Condensed Statements of Cash Flows (Unaudited) for the Three and Nine Months ended June 30, 2001 and June 30, 2000

      Notes to Condensed Financial Statements (Unaudited)


 Item 2.   Management's Discussion and Analysis or Plan of Operation


PART II.   OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders

 Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

                             W-J International, Ltd.
                                  Balance Sheet


                                                             June 30,       September 30,
                                                               2001              2000
                                                           (Unaudited)        (Audited)
                                                       -----------------------------------
A S S E T S
Current Assets:
         Cash / Cash Equivalents                                    $0               $0
         Certificates of Deposit                                29,223           34,708
                                                       -----------------------------------
Total current assets                                            29,223           34,708
                                                       -----------------------------------

Other Assets:
         Notes Receivable - related party                       74,226          101,613
         AR Mastercraft                                         27,387
                                                       -----------------------------------
Total Other Assets                                             101,613          101,613

                                                       -----------------------------------

                                                       -----------------------------------
Total Assets                                                  $130,836         $136,321
                                                       ===================================

L I A B I L I T I E S   A N D   E Q U I T Y

Current liabilities:

         Current portion of long-term debt                          $0          $     0
         Notes Payable                                               0            5,157
                                                       -----------------------------------
Total current liabilities                                            0            5,157
                                                       -----------------------------------

         Long-term debt, net of current portion                      0                0
                                                       -----------------------------------

Stockholders equity:
         Common stock, $.01 par value;
         20,000,000 shares authorized,
         12,214,632 shares issued and outstanding              122,146          122,146
         Additional paid-in capital                          2,274,840        2,274,840
         Accumulated deficit                                (2,266,150)      (2,265,822)
                                                       -----------------------------------
Total stockholders equity                                      130,836          131,164
                                                       -----------------------------------

Total liabilities and stockholders equity                     $130,836         $136,321
                                                       ===================================

                        See notes to financial statements

                             W-J International, Ltd.
                             Statement of Operations

                                                       Three Months Ended                   Nine Months Ended
                                                            June 30,                             June 30,

                                                     2001              2000               2001               2000
                                                 (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
                                                 -----------       -----------        -----------        -----------

Rental Income:                                           $0            $    0              $0               $ 0

Expenses:
         General & Administrative                         0                 0             539               779
         Interest                                      (417)             (498)         (1,258)            (7070)
                                               ----------------------------------------------------------------------
                                                       (417)             (498)           (719)           (6,291)
                                               ----------------------------------------------------------------------
Income (loss) from continuing
  operations before
  discontinued operations                               417               498             719             6,291

Discontinued Operations: Loss
  from discontinued operations                            0                 0          (1,048)           (4,928)
                                               ----------------------------------------------------------------------
Net Income (loss)                                       417               498            (329)            1,363
                                               ======================================================================

Weighted average common shares
  outstanding during period                      12,214,632        12,214,632      12,214,632        12,214,632
                                               ======================================================================

Net income (loss) per share                          $0.00             $0.00           ($0.00)            ($0.00)
                                               ======================================================================




                       See notes to financial statements

                             W-J International, Ltd.
                             Statement of Cash Flows
                           Increase (Decrease) in Cash


                                                              Three Months Ended                Nine Months Ended
                                                                   June 30,                         June 30,

                                                             2001             2000            2001             2000
                                                          (Unaudited)     (Unaudited)      (Unaudited)     (Unaudited)
                                                          -----------     -----------      -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                           $     417        $    498        $   (329)       $  1,363
Adjustments to reconcile
         net income (loss) to net cash
         flows from operating activities:
Depreciation                                                        0               0               0               0
Changes in:
Accounts receivable                                                 0               0          27,387
Prepaid expenses                                                    0               0               0               0
Increase/(decrease) in:
Reserve for loss on discontinued operations                         0               0          (1,048)         (4,928)
Notes payable - Trade                                               0               0               0               0
Accrued expenses                                                 (834)           (996)          1,049           3,367
                                                        -----------------------------------------------------------------

Net cash flows from operating activities                         (417)           (498)         27,059            (198)
                                                        -----------------------------------------------------------------

Cash flows from investing activities:
Purchase of property and equipment                                  0               0               0               0
Certificates of Deposit                                           417             498           5,485             780
Notes receivable - Related parties                                  0               0         (27,387)              0
                                                        -----------------------------------------------------------------
Net cash flows from investing activities                          417             498         (21,902)            780
                                                        -----------------------------------------------------------------
Cash flows from financing activities:
Acquisition of new debt                                             0               0               0               0
Gain on extinguishment of debt                                      0               0               0               0
Principal payments on demand notes payable                          0               0          (5,157)           (582)
Principal payments on long-term debt                                0               0               0               0
                                                        -----------------------------------------------------------------

Net cash flows from financing activities                            0               0          (5,157)           (582)
                                                        -----------------------------------------------------------------

Net increase (decrease) in cash                                     0               0               0               0

Cash, beginning of period                                           0              91               0              91
                                                        -----------------------------------------------------------------

Cash, end of period                                         $       0        $     91        $      0        $     91
                                                        =================================================================


                       See notes to financial statements

                             W-J International, Ltd.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of June 30, 2001 (Unaudited) and September 30, 2000 (Audited) and the related statement of operations and cash flows for the three months and nine months ended June 30, 2001 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").


Note 2.  INVENTORIES

Inventories consist of the following:

                                             June 30,         September 30,
                                               2001               2000
Parts and Components                        $       0          $       0
Finished Units                                      0                  0
                                            ----------         ----------

                                            ==========         ==========
Total                                       $       0          $       0
                                            ==========         ==========


Note 3.  STOCKHOLDERS' EQUITY

                                                   (Audited)              Equity Changes            (Unaudited)
                                                 September 30,           Due to Operation             June 30,
                                                     2000                                               2001

Number of Shares                                  12,214,632                          0                12,214,632

Common Stock                                         122,146                          0                   122,146

Additional Paid-In Capital                         2,274,840                          0                 2,274,840

Retained Earnings                                 (2,265,821)                      (329)               (2,266,150)
(Accumulated Deficit)

Total                                                131,165                       (329)                  130,836

Item 2 - Management's Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

The Company has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities.

RESULTS OF OPERATIONS

Expenses for the three-month period ended June 30, 2001 decreased to $ 0 from $539 for the three-month period ended June 30, 2000. The decrease was due to no expenses being accrued and no bills being paid this quarter. The Company has no operations so pays only minimal amounts throughout the year to keep the Company alive as an entity and to meet SEC reporting requirements.

Discontinued Operations expenses for the three-month period ended June 30, 2001 were $ 0 compared to $1,048 for the three-month period ended June 30, 2000. This decrease was due to no expense accrual and no bills being paid this quarter.

Net gain for the three-month period ended June 30, 2001 increased to a gain of $417 from a loss of $329 for the three-month period ended June 30, 2000. This increase reflected that the Company accrued no expenses and paid no bills this quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased to $29,223 at June 30, 2001 from $29,549 at September 30, 2000. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

To meet existing operating expenses, the Company, as needed, secures short term loans using specific CDs as collateral. By doing so the Company maximizes its ability to generate income as it has no other means of revenue.


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                None.

         (b)  Reports on Form 8-K.

         No report on Form 8-K was filed during the three-month period ended June 30, 2001.

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




Date:  August 9, 2001