Form 10KSB
period 2001-09-30
W-J INTERNATIONAL LTD /DE/
filed 2002-01-17
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549
                                       FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0-17345

                               W-J INTERNATIONAL, LTD.
           (Exact name of registrant as specified in its charter)

              Delaware                                         41-1578316
(State or jurisdiction of incorporation                    (I.R.S. Employer
            or organization)                               Identification No.)

     23 Washburne Avenue, Paynesville, Minnesota                  56362
     (Address of principal executive offices)                   (Zip Code)

                Registrant's telephone number:  (320) 243-3311

         Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common
                             Stock, $0.01 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X     No         .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant's revenues for the fiscal year ended September 30, 2000 were zero. As of December 15, 2001, the Registrant had
12,214,632 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is not determinable as of a current date because there has been no trading of the Registrant's common stock since March 31, 1994.

     Transitional Small Business Disclosure Format (check one): Yes    No  X.

                                TABLE OF CONTENTS

PART I.
                                                                         PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                       3

     ITEM 2.  DESCRIPTION OF PROPERTY                                       3

     ITEM 3.  LEGAL PROCEEDINGS                                             4

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           4

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                               4

     ITEM 6.  PLAN OF OPERATION                                             5

     ITEM 7.  FINANCIAL STATEMENTS                                          9

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                        9

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                    10

     ITEM 10.  EXECUTIVE COMPENSATION                                      12

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                       12

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              13

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                                 15

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     W-J International, Ltd. ("Registrant") was incorporated as a Delaware corporation in February 1987 under the name of Duo, Inc.
When the Registrant merged with Wetjet International, Ltd. in 1988, it changed its name to Wetjet International, Ltd. Following the transaction described below, the Registrant changed its name to W-J International, Ltd.

     Prior to March 31, 1993, the Registrant manufactured and marketed personal watercraft under the Registrant's registered trademark "WETJET." During the fiscal years ended September 30, 1991, 1992 and 1993, working capital shortages required the Registrant to minimize operating expenses and reduce inventory. Due to its financial condition and inability to obtain adequate financing, during fiscal year 1993 the Registrant sold substantially all of its assets ("Transaction") to Tennessee Acquisition Corp., a wholly-owned subsidiary of MasterCraft Boat Company.

     The Registrant currently has no operations. Up until July 1, 1999, the Registrant's operations consisted primarily of renting land and a building to a related party under a month-to-month lease. The Registrant sold its buildings in July 1999. See "Certain
Relationships and Related Transactions."

Business of the Registrant.

     The Registrant has satisfied substantially all of its debts and continues to evaluate alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in obtaining such opportunities. If a merger or acquisition opportunity does arise, the Registrant's value as a partner in a merger or other business combination will rest primarily upon the potential public market for the Registrant's shares.

     The Registrant owns no patents or trademarks.  Since January
1994, the Registrant has had no employees.

     Management believes that the Registrant properly disposed of all production material or liquids that may be considered an environmental hazard prior to the Transaction, when all production ceased.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant's assembly operations, warehousing and other operations prior to the Transaction were conducted in a combined manufacturing, warehouse and office facility located in Paynesville, Minnesota, which facility was owned by the Registrant prior to July 1, 1999, subject to a mortgage. The building has approximately 28,000 square feet, and had not been rented since March 31, 1997. Prior to July 1, 1999, the Registrant also owned another building which was used to manufacture its fiberglass parts. This facility was rented to a single lessee, a related party, under a month-to-month rental agreement through June 30, 1999. This building has approximately 9,700 square feet. On July 1, 1999, the Registrant sold both of its buildings to Edward Webb, President, Chief Executive Officer and Director of the Registrant. See "Certain Relationships and Related Transactions" below for a greater description of this transaction.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Currently, there is no public trading market for Registrant stock, which last pubically traded in March 1994.

Holders of Common Equity.

     As of December 15, 2001, the Registrant had approximately 227 shareholders of record.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Sales of Unregistered Securities.

     The Registrant made no sales of unregistered securities during the fiscal year ended on September 30, 2001.

ITEM 6.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Registrant, regardless of the completion of any transaction, will be profitable.

     If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrant's shareholders due to the issuance of stock to acquire such an opportunity.

Capital Expenditures.

     There were no material capital expenditures during the fiscal year ended September 30, 2001.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, and seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $104,298 for the fiscal year ended September 30, 2001 and $74,151 for the fiscal year ended September 30, 2000. At September 30, 2001, the Registrant had an accumulated deficit of $2,370,119. This raises substantial doubt about the Registrant's ability to continue as a going concern.

As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant=s business, operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which needs to be determined. However, such financing, when needed, may not be available, or on terms acceptable to management. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

     Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant=s business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(d) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The Delaware General Corporation Law provides for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(f)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(g)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

     The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(h) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is not currently traded on any exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(j)  Shares Eligible For Future Sale.

     All of the 7,155,500 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person
(or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

     The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended September 30, 2001, and for the year ended September 30, 2000 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on December 27, 2001, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Frieler, Habben & Company, was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal years ended September 30, 1999 and 2000. This accountant's report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's most recent fiscal year and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on December 27, 2001, the firm of Smith & Company has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the directors of the Registrant.

Directors and Executive Officers.

(a)  Edward H. Webb, President/Chief Executive Officer/Director.

     Mr. Webb, age 58, is the Registrant's founder, served as President, Chief Executive Officer and Director, of its predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Registrant. Since then, Mr. Webb has served as the Registrant's President, Chief Executive Officer and a Director. Since 1969, Mr. Webb has also been the principal shareholder (together with his wife, Kathy Webb) of Koronis Parts, Inc. ("Koronis"), a Minnesota corporation located in Paynesville, Minnesota, which is in the business of manufacturing and selling replacement parts for many brands of snowmobiles.

(b)  Kathy V. Webb, Vice President/Secretary/Director.

     Ms. Webb, age 57, was Secretary and Director of the Registrant's predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Registrant. Since the merger, Ms. Webb has served as the Registrant's Vice-President, Secretary and a Director. Ms. Webb has worked in various capacities for Koronis and other replacement parts manufacturing enterprises operated by Mr. and Ms. Webb for more than ten years prior to the date of this Annual Report on Form 10-KSB. Ms. Webb is also currently a Director and Secretary of Koronis. Kathy Webb is the spouse of Edward Webb.

(c)  Gary L. Borglund, Director.

     Mr. Borglund, age 54, professional career includes ten years spent in new ventures and as a principle and executive, as well as ten years as a consultant. For the last three years, Mr. Borglund has worked exclusively with early stage high tech and internet companies. Most recently, he was as a Board member of Global Games, a position he assumed in August, 1997. Mr. Borglund was elected President and Chairman of the Board and CEO in June, 1998. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund has remained in those capacities with regard to Global Games up to May 2001.

     Mr. Borglund was Vice President of Marketing for Greenhaven
Marketing from 1991 to 1996 and a Director of RedOak Management from 1996 to 2000. He became a director of the Registrant on September 28, 2001. Mr. Borglund has attended the University of Minnesota.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms furnished to the Registrant under Rule 16a-3(d) during fiscal 2001, and certain written representations from executive officers and directors, the Registrant is aware that the directors inadvertently failed to file Form 5's within 45 days after the end of the fiscal year on September 30, 2001. Also, Mr. Borglund inadvertently failed to file a Form 3 upon becoming a director of the Registrant in September 2001. These Forms are in the process of being prepared for filing with the SEC. The Registrant is unaware of any other filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.
                           EXECUTIVE COMPENSATION

                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)(1)

Edward H. Webb
President/CEO  2001        0       0         0               0             0              0     $34,226
               2000        0       0         0               0             0              0        0
               1999        0       0         0               0             0              0        0


(1) A note receivable was forgiven in lieu of compensation during the 2001 fiscal year.

     None of the officers and directors have received any compensation during the last three fiscal years.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of September 30, 2001 which provides for such payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 15, 2001 (12,214,632 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of        Name and Address               Amount and       Percent of
Class           of Beneficial Owner            Nature of         Class
                                               Beneficial
                                               Owner (1)

Common Stock    Edward H. Webb                 7,155,500 (2)      58.58%
                Route 3, Box 59
                Paynesville, Minnesota 56362

Common Stock    Edward H. Webb                 7,155,500 (2)      58.58%
                Route 3, Box 59
                Paynesville, Minnesota 56362

Common Stock    Gary L. Borglund                       0           0.00%
                7809 Southtown Center, #378
                Bloomington, Minnesota 55431

Common Stock    Shares of all directors and     7,155,500         58.58%
                executive officers as a group
                (3 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2)  Shares jointly owned by Edward Webb and Kathy Webb, husband and wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two years there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

     In June 1998, the Registrant guaranteed bank debt of Koronis Parts, Inc., an entity of which Mr. Webb is a principal shareholder, amounting to $70,000 by providing certificates of deposit as collateral. In November 1998, the Registrant cashed in certificates of deposit and repaid this note on Koronis' behalf. Consequently, the Registrant set up an unsecured demand note receivable from Koronis for $70,000, with interest at 6.98% per annum.

     On July 1, 1999, the Registrant sold the two properties described in "Description of Property" to Mr. Webb for a total purchase price of $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Registrant bearing interest at 6.98%. In connection with the transaction, the Registrant paid Mr. Webb's expenses related to the purchase of the land and buildings in the amount of $17,075. In addition, the Registrant credited rental income of $18,450 which was accrued during fiscal year 1999 prior to the above transaction back to Koronis Parts, Inc. All remaining notes receivable balances were paid off during the 2001 fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on September 30, 2001.

Index to Financial Statements                                            Page

Independent Auditor's Report                                               16

Balance Sheets as of September 30, 2001 and
September 30, 2000                                                         17

Statements of Operations for the years ended
September 30, 20010 and September 30, 2000                                 18

Statements of Stockholders' Equity for the years ended
September 30, 2001 and September 30, 2000                                  19

Statements of Cash Flows for the years ended
September 30, 2001 and September 30, 2000                                  20

Notes to Financial Statements                                              21

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   W-J International, Ltd.


Dated:  January 15, 2002                           By/s/  Edward H. Webb
                                                   Edward H. Webb, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                    Title                      Date

/s/  Edward H. Webb         President (principal              January 15, 2001
     Edward H. Webb         financial and accounting
                            officer)/Director

/s/  Kathy V. Webb          Vice President/Secretary/Director January 15, 2001
     Kathy V. Webb

/s/  Gary Borglund          Director                          January 15, 2001
Gary Borglund

                             INDEPENDENT AUDITORS' REPORT


To The Stockholders
W-J International, Ltd.
Paynesville, Minnesota

We have audited the accompanying balance sheet of W-J International, Ltd. (a Delaware corporation) as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of W-J International, Ltd. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $2,370,119 at September 30, 2001. As discussed in Note 8, the Company has sold its rental properties which will leave it with no operations or revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/  Smith & Company
Smith & Company
Certified Public Accountants
Salt Lake City, Utah
December  26, 2001

                               W-J INTERNATIONAL, LTD.
                                    BALANCE SHEETS


                                                        September 30
ASSETS                                               2001          2000

Current assets:
  Cash and cash equivalents                          $       0     $       0
  Certificates of deposit                               29,647        34,708
   Total current assets                                 29,647        34,708
Property and equipment                                       0             0

Other assets:
  Notes receivable - related party                           0       101,614
   Total Assets                                      $  29,647     $ 136,322

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                       $   2,780     $   5,157
  Current portion-long term debt                             0             0
   Total current liabilities                             2,780         5,157
Long term debt:                                              0             0
   Total liabilities                                     2,780         5,157

Stockholders' Equity:
  Preferred stock, $.01 par value;
  10,000,000 shares authorized,
  none issued                                                0             0
  Common stock, $.01 par value;
  20,000,000 shares authorized,
  12,214,632 shares issued and
outstanding in 2001 and 2000                           122,146       122,146
Additional paid-in capital                           2,274,840     2,274,840
Accumulated deficit                                 (2,370,119)   (2,265,821)
   Total stockholders' equity                           26,867       131,165

   Total liabilities and Stockholders' equity           29,647       136,322

                       See notes to financial statements.

                             W-J INTERNATIONAL, LTD.
                             STATEMENTS OF OPERATIONS


                                                        September 30
                                                     2001          2000

Income from operations                               $      0      $      0

Other (income) expenses:
  General and administrative                          105,857        101,177
  Interest expense                                        122             42
  Other income                                              0        (16,500)
  Interest income                                      (1,681)       (10,568)
                                                      104,298         74,151
Net income (loss)                                    (104,298)       (74,151)

Basic net income (loss) per share                       (.009)         (.006)

                          See notes to financial statements

                               W-J INTERNATIONAL, LTD.
                         STATEMENTS OF STOCKHOLDERS' EQUITY


                         Common Stock
                                               Additional
                                                Paid-In             Accumulated
                       Shares      Amount       Capital                Deficit           Total
BALANCE 09-30-99      12,214,632     122,146    $ 2,274,840         $ (2,191,670)        $  205,316

Net loss                       -           -              -              (74,151)           (74,151)

BALANCE 09-30-00      12,214,632     122,146      2,274,840           (2,265,821)           131,165

Net loss                       -           -              -             (104,298)          (104,298)

BALANCE 09-30-01      12,214,632     122,146      2,274,840           (2,370,119)            26,867

                           See notes to financial statements

                                 W-J INTERNATIONAL, LTD.
                                 STATEMENTS OF CASH FLOWS

                                                           September 30
                                                        2001           2000

Cash flows from operating activities:
  Net Income (loss)                                     $  (104,298)  $(74,151)
  Adjustments to reconcile net income (loss)
  to net cash flows from operating activities:
   Write-down of notes receivable-related parties            67,387          0
   Notes receivable-related parties forgiven
   in lieu of compensation                                   34,227          0
  Net cash flows from operating activities                   (2,684)   (74,151)

Cash flows from investing activities:
  Sale of property                                                0          0
  Certificate of deposit                                      5,061     (1,376)
  Notes receivable-related parties                                0     70,861
   Net cash flows from investing activities                   5,061     69,485

Cash flows from financing activities:
  Proceeds from demand notes payable                          2,780      5,157
  Principal payments on demand notes payable                 (5,157)      (582)
  Principal payments on long-term debt                            0          0
   Net cash flows from financing activities                  (2,377)     4,575
   Net change in cash and cash equivalents                        0        (91)

Cash and cash equivalents, beginning of year                      0         91

Cash and cash equivalents, end of year                            0          0

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the years for interest                        122         42

                         See notes to financial statements

                              W-J INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     W-J International, Ltd. (the "Company" or "W-J") was formed on February 21, 1987, to produce, market and distribute personal recreational watercraft. The Company discontinued its recreational watercraft operations effective March 1993. The Company's operations consisted primarily of renting land and buildings from April 1993 until September 1998. All property was sold in July 1999.

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

Property

     Property was reported at cost. Depreciation on buildings was computed using the straight-line method over their estimated useful life of 31 years. Expenditures for maintenance and repairs were charged to expense as incurred and expenditures for renewals and betterments were capitalized. Depreciation expense amounted to $0 in 2001 and 2000. All property owned by the Company was sold to the majority shareholder on July 1, 1999. See footnote 3.

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

2.  CERTIFICATES OF DEPOSIT

     Certificates of deposit at September 30, 2001 consist of two certificates of deposit which are stated at cost plus accrued interest which approximates market value. The certificates of deposit earn interest at rates ranging from 5.0% to 6.0% and mature from October 24, 2001 through November 16, 2001.

3.  RELATED PARTY TRANSACTIONS

     In June 1998, the Company guaranteed bank debt of Koronis Parts, Inc. ("Koronis"), a related party, amounting to $70,860 by providing certificates of deposit as collateral. In November 1998 the Company cashed in certificates of deposit and repaid this note on Koronis' behalf. Consequently, the Company set up an unsecured note receivable from Koronis for $70,860 bearing interest at 6.98%. This note has been paid off as of September 30, 2000.

     On July 1, 1999 all land and buildings of the Company were sold to Edward H. Webb, a majority shareholder and president of the Company, for $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Company bearing interest at 6.98%. The remaining note receivable was written off and/or forgiven in lieu of compensation during 2001.

4.  LONG-TERM DEBT

     The Company had no outstanding long-term debt as of and for the years ended September 30, 2001 and 2000.

5.  INCOME TAXES

     The provision for income taxes was comprised of the following:

                                                          2001      2000

Current:
  Federal                                                 $     0   $     0
  State                                                         0         0
                                                                0         0

At September 30, 2001, the Company has net operating loss carryforwards for tax purposes of approximately $2,270,358, which expire through 2015. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

6.  EARNINGS PER SHARE DISCLOSURES

                                        Year Ended September 30, 2001
                                        Income            Shares      Rev-Share
                                      (Numerator)      (Denominator)    Amount

Basic EPS:
 Income (loss) available
 To common stockholders                $ (104,298)       12,214,632   $ (.009)


                                        Year Ended September 30, 2000
                                        Income            Shares      Rev-Share
                                      (Numerator)      (Denominator)

Basic EPS:
 Income (loss) available
 To common stockholders                $  (74,151)       12,214,632   $ (.006)

7.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments, and the methods and assumptions used to estimate such fair values, were as follows:

     The fair values of cash and cash equivalents, certificates of deposit and notes receivable-related party approximate the carrying amounts because of the short maturity of those financial instruments.

8.  GOING CONCERN

     As shown in the consolidated financial statements, the Company has an accumulated deficit of $2,370,119 at September 30, 2001. The Company has sold its rental properties which will leave it with no operations or revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                  EXHIBIT INDEX

Exhibit                          Description
No.

3.1     Articles of Incorporation of the Registrant, as amended
        (incorporated by reference to Exhibit 3.1 of the Form 10-KSB for the fiscal year ended September 30, 1994).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-4 filed on February 29, 1989).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Form 10-KSB for the fiscal year ended September 30, 1993).

4.2 The Registrant's 1988 Stock Option Plan and form of option agreements issued pursuant to the plan (incorporated by reference to Exhibit 10.12 to of the Registration Statement on Form S-4 filed on February 29, 1989).

10 Promissory Note issued by the Registrant in favor of Koronis Parts, Inc., dated November 18, 1998 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB for the fiscal year ended September 30, 1998).