Form 10QSB
period 2001-12-31
W-J INTERNATIONAL LTD /DE/
filed 2002-02-14
CIK 814183

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2001

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

                                  320-243-3311
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                            Stock, No Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No.

     At December 31, 2001 12,214,632 shares of registrant's common stock (par value, $.01) were outstanding.

     Transitional small business disclosure format (check one) YES  NO  X.

                                  TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED BALANCE SHEETS AS OF DECEMBER 31, 2001
              (UNAUDITED)
              AND SEPTEMBER 30, 2001 (AUDITED)                              3

              CONDENSED INCOME STATEMENTS (UNAUDITED)
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                       4

              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                       5

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)           6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     7

PART II.OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           7

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              7

SIGNATURES                                                                  8

                           W-J INTERNATIONAL, LTD.
                                Balance Sheet

                                             December 31     September 30
                                                2001            2001
                                             (Unaudited)       (Audited)
ASSETS

Current Assets:
  Cash / Cash Equivalents                     $         0     $           0
  Certificates of Deposit                          25,638            29,647
   Total current assets                            25,638            29,647



Total Assets                                  $    25,638     $      29,647

                              LIABILITIES AND EQUITY

Current liabilities:
 Current portion of long-term debt            $         0     $           0
 Notes Payable                                          0             2,780
   Total current liabilities                            0             2,780


Stockholders equity:
 Common stock, $.01 par value;
 20,000,000 shares authorized,
 12,214,632 shares issued and
 outstanding                                      122,146           122,146
 Additional paid-in capital                     2,274,840         2,274,840
 Accumulated deficit                           (2,371,348)       (2,370,119)
Total stockholders equity                          25,638            26,867

Total liabilities and stockholders equity     $    25,638     $      29,647

                            See notes to financial statements

                              W-J INTERNATIONAL, LTD.
                               Statement of Operations

                                                   Three Months Ended
                                                       December 31
                                                   2001              2000
                                                (Unaudited)        (Unaudited)

Rental Income:                                  $          0       $        0

Expenses:
 General & Administrative                              1,518                0
 Interest(Income)                                       (289)            (584)

Net Income (loss)                                     (1,229)             584

Weighted average common shares outstanding
 during period                                    12,214,632       12,214,632

Net (loss) per share                                  ($0.00)          ($0.00)

                           See notes to financial statements

                                W-J INTERNATIONAL, LTD.
                                Statement of Cash Flows
                              Increase (Decrease) in Cash

                                                       Three Months Ended
                                                           December 31
                                                      2001              2000
                                                   (Unaudited)        (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                  $   (1,229)        $     584

Changes in:
 Certificates of Deposit                                4,008               584


Net cash flows from operating activities                2,779               584

Cash flows from investing activities:
 Principal payments on demand note payable             (2,779)                0
 Net cash flows from investing activities              (2,779)                0


Net increase (decrease) in cash                             0                 0

Cash, beginning of period                                   0                 0

Cash, end of period                                         0                 0

                           See notes to financial statements

                                W-J INTERNATIONAL, LTD.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of December 31, 2001 (Unaudited) and September 30, 2001 (Audited) and the related statement of operations and cash flows for the three months ended December 31, 2001 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes of W-J International, Ltd., a Delaware Corporation ("W-J" or the "Company").

NOTE 2.  STOCKHOLDERS' EQUITY

                               (Audited)     Equity Changes     (Unaudited)
                             September 30       Due to          December 31
                                2001           Operation            2001

Number of Shares             12,214,632                 0        12,214,632

Common Stock                    122,146                 0           122,146

Additional Paid-In Capital    2,274,840                 0         2,274,840

Retained Earnings
(Accumulated Deficit)        (2,370,119)           (1,229)       (2,371,348)

Total                            26,867            (1,229)           25,638

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

     The Company has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Company's financial condition, including merger and acquisition opportunities.

RESULTS OF OPERATIONS

     Expenses for the three-month period ended December 31, 2001 increased to $1,229 from ($584) for the three-month period ended December 31, 2000. The increase was due to an advance payment to Smith & Company, CPA's.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased to $25,638 at December 31, 2001 from $29,647 at September 30, 2001. Since the Company has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Company, as needed, secures short term loans using specific CDs as collateral. By doing so the Company maximizes its ability to generate income as it has no other means of revenue.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     None

(b)  Reports on Form 8-K.

     No report on Form 8-K was filed during the three-month period ended December 31, 2001

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             W-J INTERNATIONAL, LTD.
                                            ("Small Business Issuer")


February 13, 2002                           By /s/ Edward H. Webb
                                            Edward H. Webb, President