Form 10QSB
period 2002-03-31
W-J INTERNATIONAL LTD /DE/
filed 2002-05-15
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of March 31, 2002, the Registrant had 12,214,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF MARCH 31, 2002                           3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                            4

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                            5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           11

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   11

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

     ITEM 5.  OTHER INFORMATION                                           12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            12

SIGNATURE                                                                 12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              W-J INTERNATIONAL, LTD.
                                  BALANCE SHEET
                                  MARCH 31, 2002
                                    (Unaudited)

                                      ASSETS

Current Assets:
 Cash / Cash Equivalents                                       $         0
 Certificates of Deposit                                            25,841
Total current assets                                                25,841

Other Assets:
 Notes Receivable - related party                                        0
 AR Mastercraft                                                          0
Total Other Assets                                                       0

Total Assets                                                   $    25,841

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                             $         0
 Notes Payable                                                       3,551
Total current liabilities                                            3,551

Long-term debt, net of current portion                                   0

Stockholders' equity:
 Common stock, $.01 par value;
  20,000,000 shares authorized,
   12,214,632 shares issued and outstanding                        122,146
 Additional paid-in capital                                      2,274,840
 Accumulated deficit                                            (2,374,696)
Total stockholders' equity                                          22,290

Total liabilities and stockholders' equity                     $    25,841

                      See Notes to Financial Statements

                             W-J INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended      Six Months Ended
                                          March 31               March 31
                                     2002          2001      2002        2001

Rental Income:                      $       0      $      0  $     0    $    0

Expenses:
 General & Administrative               3,551           628     5069       628
 Interest(Income)                        (203)         (346)    (492)     (930)
                                        3,348           282     4577      (302)
Income (loss) from continuing
  operations before discontinued
  operations                           (3,348)         (282)   (4577)      302

Discontinued Operations: Loss from
Discontinued operations                     0        (1,048)       0    (1,048)

Net Income (loss)                   $  (3,348)    $  (1,330)  $(4577)   $ (746)

Weighted average common shares
  outstanding during period         12,214,632 12,214,632 12,214,632 12,214,632

Net (loss) per share                    ($0.00)    ($0.00)    ($0.00)   ($0.00)

                          See Notes to Financial Statements

                              W-J INTERNATIONAL, LTD.
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended
                                                            March 31
                                                      2002            2001

Cash Flows From Operating Activities:
Net Income (Loss)                                    $   (4,577)   $   (746)
Adjustments to reconcile
net (loss) to net cash
flows from operating activities:
Depreciation                                                  0           0
Changes in:
Certificates of Deposit                                   3,806       5,903
Accounts receivables                                          0           0
Prepaid expenses                                              0           0
Notes payables - Trade                                        0           0
Notes payables - Related parties                              0      (5,157)
Accrued expenses                                              0           0

Net cash flows from operating activities                   (771)          0

Cash flows from financing activities:
Acquisition of new debt                                   3,551           0
Gain on extinguishment of debt                                0           0
Principal payments on long-term debt                     (2,780)          0

Net cash flows from financing activities                    771           0

Net increase (decrease) in cash                               0           0

Cash, beginning of period                                     0           0

Cash, end of period                                           0           0

                        See Notes to Financial Statements

                              W-J INTERNATIONAL, LTD.
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

The condensed balance sheet as of March 31, 2002 and the related statement of operations and cash flows for the three months ended
March 31, 2002 are enclosed. In the opinion of the management of W-J International, Ltd., a Delaware corporation, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended September 20, 2001 as contained in the Form 10-KSB.

NOTE 2.  STOCKHOLDERS' EQUITY

                                (Audited)     Equity Changes     (Unaudited)
                               September 30   Due to Operation   March 31
                                   2001                              2002

Number of Shares                12,214,632            0          12,214,632

Common Stock                       122,146            0             122,146

Additional Paid-In Capital       2,274,840            0           2,274,840

Retained Earnings
(Accumulated Deficit)           (2,370,119)      (4,577)         (2,374,696)

Total                               26,867       (4,577)             22,290

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources.

     The Registrant's working capital decreased to $25,841 at March
31, 2002 from $29,647 at September 30, 2001. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed, secures short term loans using specific CDs as collateral. By doing so the Registrant maximizes its ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended March
31, 2002.

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

     The Registrant has incurred losses from operations: $104,298 for the fiscal year ended September 30, 2001, $74,151 for the fiscal year ended September 30, 2000, and $4,577 for the six months ended March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $2,374,696. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which is as yet to be determined. However, such financing, when needed, may not be available, or on terms acceptable to management. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any securities without registration (restricted) during the three months ended March 31, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      W-J International, Ltd.


Dated:  May 14, 2002                  By: /s/  Edward H. Webb
                                      Edward H. Webb, President

                              EXHIBIT INDEX

Exhibit No.                     Description

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