Form 10QSB
period 2002-06-30
W-J INTERNATIONAL LTD /DE/
filed 2002-08-14
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of June 30, 2002, the Registrant had 12,214,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

         ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF
         JUNE 30, 2002                                                   3

         STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED
         JUNE 30, 2002 AND JUNE 30, 2001                                4

         STATEMENTS OF CASH FLOWS
         FOR NINE MONTHS ENDED
         JUNE 30, 2002 AND JUNE 30, 2001                                5

         NOTES TO FINANCIAL STATEMENTS                                  6

         ITEM 2.  PLAN OF OPERATION                                     7

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                    11

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS            11

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                      12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  12

         ITEM 5.  OTHER INFORMATION                                    12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     12

SIGNATURE                                                              12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          W-J INTERNATIONAL, LTD.
                              BALANCE SHEET
                              JUNE 30, 2002
                               (Unaudited)

                                 ASSETS

Current Assets:
 Cash / Cash Equivalents                                   $         0
 Certificates of Deposit                                        26,051
Total current assets                                            26,051

Total Assets                                                    26,051

                  LIABILIITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short Term Notes Payable                                       14,713
Total current liabilities                                       14,713

Stockholders' equity:
 Common stock, $.01 par value;
 20,000,000 shares authorized,
 12,214,632 shares issued and
 outstanding                                                   122,146
 Additional paid-in capital                                 2,274,840
 Accumulated deficit                                       (2,385,648)
Total stockholders' equity                                     11,338

Total liabilities and stockholders' equity                     26,051

                  See Notes to Financial Statements

                       W-J INTERNATIONAL, LTD.
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                        June 30               June 30
                                  2002           2001    2002         2001

Rental Income:                    $       0    $     0   $     0    $       0

Expenses:
 General & Administrative            11,162          0    16,231          539
 Interest                              (210)      (417)     (702)      (1,258)
                                     10,952       (417)   15,529          719
Income (loss) from continuing
  operations before  discontinued
  operations                        (10,952)       417   (15,529)         719

Discontinued Operations: Loss
  from discontinued operations            0          0         0       (1,048)
Net Income (loss)                   (10,952)       417   (15,529)        (329)

Weighted average common shares
  outstanding during period      12,214,632 12,214,632 12,214,632  12,214,632

Net (loss) per share                  (0.00)     (0.00)     (0.00)      (0.00)

                        See Notes to Financial Statements

                           W-J INTERNATIONAL, LTD.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Nine Months Ended
                                                             June 30
                                                        2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                     $  (15,529)   $     (329)
Adjustments to reconcile net (loss) to
  net cash used by operating activities:
Changes in:
 Certificates of Deposit                                   3,596         5,485
  Accounts receivables - Related parties                       0        27,387
  Reserve for loss on discontinued Operations                  0        (1,048)
  Notes payables - Related parties                             0       (27,387)
  Accrued expenses                                             0         1,049

Net cash used by operating activities                    (11,933)        5,157

CASH FLOWS FROM FINANCING ACTIVITIES:
 Acquisition of new debt                                  14,713            0
 Principal payments                                       (2,780)      (5,157)

Net cash provided (used) by financing
  Activities                                              11,933       (5,157)

NET INCREASE (DECREASE) IN CASH                                0            0

CASH, BEGINNING OF PERIOD                                      0            0

CASH, END OF PERIOD                                            0            0

                      See Notes to Financial Statements

                          W-J INTERNATIONAL, LTD.
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of June 30, 2002 and the related statement of operations and cash flows for the three and nine month periods ended June 30, 2002 (Unaudited) are enclosed. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the annual financial statements and notes of W-J International, Ltd., a Nevada Corporation.

NOTE 2.  STOCKHOLDERS' EQUITY

                           (Audited)     Equity Changes     (Unaudited)
                         September 30    Due to Operation     June 30,
                             2001                               2002

Number of Shares         12,214,632               0          12,214,632

Common Stock                122,146               0             122,146

Additional Paid-In
Capital                   2,274,840               0           2,274,840

Retained Earnings
(Accumulated Deficit)    (2,370,119)        (15,529)         (2,385,648)

Total                        26,867         (15,529)             11,338

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results of Operations.

Expenses for the three months ended June 30, 2002 increased to $11,162 from $0 for the three month's ended June 30, 2001. The increase was due to professional fees incurred in the third quarter of 2002.

Net loss for the three months ended June 30, 2002 was $10,952 as compared to net income of $417 for the three months ended June 30, 2001. This substantial increase in the Registrant's net loss resulted from professional fees incurred in the third quarter of 2002. Net loss for the nine months ended June 30, 2002 and 2001 was $15,529 and $329, respectively.

Liquidity and Capital Resources.

The Registrant's working capital decreased to $26,051 at June 30, 2002 from $29,647 at September 30, 2001. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, management believes it has sufficient capital to fund the Registrant's needs as it evaluates any options for future business opportunities.

To meet existing operating expenses, the Registrant, as needed, secures short term loans using specific certificates of deposit as collateral. By doing so, the Registrant maximizes its ability to generate income as it has no other means of revenue.

Capital Expenditures.

There were no capital expenditures during the quarter ended June
30, 2002.

Twelve-Month Plan of Operation.

The Registrant has no current plans to begin operations again, and has no research and development initiatives underway. It does, however, continue to evaluate alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities.

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

     The Registrant has incurred losses from operations: $104,298 for the fiscal year ended September 30, 2001, $74,151 for the fiscal year ended September 30, 2000, and $15,529 for the mine months ended June 30, 2002. At June 30, 2002, the Registrant had an accumulated deficit of $2,385,648. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(c) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant=s business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions that affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

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

(j)  Shares Eligible For Future Sale.

     All of the 7,155,500 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person
(or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any securities without registration (restricted) during the three months ended June 30, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB.

                              SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            W-J International, Ltd.


Dated:  August 13, 2002                     By: /s/  Edward H. Webb
                                            Edward H. Webb, President

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