Form 10KSB
period 2002-09-30
W-J INTERNATIONAL LTD /DE/
filed 2003-01-09
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                    ______________ TO ______________

                          COMMISSION FILE NUMBER: 0-17345

                              W-J INTERNATIONAL, LTD.
            (Exact name of registrant as specified in its charter)

             Delaware                                  41-1578316
(State or jurisdiction of                   (IRS Employer Identification No.)
incorporation or organization)

23 Washburne Avenue, Paynesville, Minnesota                         56362
(Address of principal executive offices)                         (Zip code)

                  Registrant's Telephone Number (320) 243-3311

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

     The Registrant's revenues for the fiscal year ended September
30, 2002 were zero.  As of January 6, 2003, the Registrant had
12,214,632 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is not determinable as of a current date because there has been no trading of the Registrant's common stock since March 31, 1994.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                  TABLE OF CONTENTS

PART I

Item 1. Description of Business                                         Page 3
Item 2. Description of Property                                         Page 3
Item 3. Legal Proceedings                                               Page 4
Item 4. Submission of Matters to a Vote of Security Holders             Page 4

PART II

Item 5. Market for Common Equity and Related Stockholders Matters       Page 4
Item 6. Plan of Operation                                               Page 4
Item 7. Financial Statements                                            Page 8
Item 8. Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure                          Page 8

PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of the
        Exchange Act                                                    Page 9
Item 10. Executive Compensation                                        Page 10
Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                         Page 10
Item 12. Certain Relationships and Related Transactions                Page 11
Item 13. Exhibits and Reports on Form 8-K                              Page 11

Signatures                                                             Page 12

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

     Prior to March 31, 1993, the Registrant manufactured and marketed personal watercraft under the Registrant's registered trademark "WETJET." During the fiscal years ended September 30, 1991, 1992 and 1993, working capital shortages required the Registrant to minimize operating expenses and reduce inventory. Due to its financial condition and inability to obtain adequate financing, during fiscal year 1993 the Registrant sold substantially all of its assets ("Transaction") to Tennessee Acquisition Corp., a wholly owned subsidiary of MasterCraft Boat Company.

     The Registrant currently has no operations. Up until July 1, 1999, the Registrant's operations consisted primarily of renting land and a building to a related party under a month-to-month lease. The Registrant sold its buildings in July 1999. See "Certain Relationships and Related Transactions."

Business of the Registrant.

     The Registrant has satisfied substantially all of its debts and continues to evaluate alternatives in order to improve the Registrant's financial condition, including merger and acquisition opportunities. There is no assurance that the Registrant will be successful in obtaining such opportunities. If a merger or acquisition opportunity does arise, the Registrant's value, as a partner in a merger or other business combination will rest primarily upon the potential public market for the Registrant's shares.

     The Registrant owns no patents or trademarks.  Since January
1994, the Registrant has had no employees.

     Management believes that the Registrant properly disposed of all production material or liquids that may be considered an environmental hazard prior to the Transaction, when all production ceased.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant's assembly operations, warehousing and other operations prior to the Transaction were conducted in a combined manufacturing, warehouse and office facility located in Paynesville, Minnesota, which facility was owned by the Registrant prior to July 1, 1999, subject to a mortgage. The building has approximately 28,000 square feet, and had not been rented since March 31, 1997. Prior to July 1, 1999, the Registrant also owned another building, which was used to manufacture its fiberglass parts. This facility was rented to a single lessee, a related party, under a month-to-month rental agreement through June 30, 1999. This building has approximately 9,700 square feet. On July 1, 1999, the Registrant sold both of its buildings to Edward Webb, President, Chief Executive Officer and Director of the Registrant. See "Certain Relationships and Related Transactions" below for a greater description of this transaction.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Currently, there is no public trading market for Registrant stock, which last traded in March 1994.

Holders of Common Equity.

     As of January 6, 2003, the Registrant had approximately 227 shareholders of record.

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

Sales of Unregistered Securities.

     The Registrant made no sales of unregistered securities during the fiscal year ended on September 30, 2002.

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

Capital Expenditures.

     There were no material capital expenditures during the fiscal year ended September 30, 2002.

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

     The Registrant has incurred losses from operations: $17,788 for the fiscal year ended September 30, 2002 and $104,298 for the fiscal year ended September 30, 2001. At September 30, 2002, the Registrant had an accumulated deficit of $2,387,907. This raises substantial doubt about the Registrant's ability to continue as a going concern.

     As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's business, operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount that needs to be determined. However, such financing, when needed, may not be available, or on terms acceptable to management. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

(c) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrants business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions, which affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors, which may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended September 30, 2002, and for the year ended September 30, 2001 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on December 10, 2002, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Smith & Company, was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal years ended September 30, 2000 and 2001. This accountant's report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     (b) Effective on December 10, 2002, the individual George Brenner, CPA has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

Directors and Executive Officers.

(a)  Edward H. Webb, President/Chief Executive Officer/Director.

Mr. Webb, age 59, is the Registrant's founder, served as President, Chief Executive Officer and Director, of its predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Registrant. Since then, Mr. Webb has served as the Registrant's President, Chief Executive Officer and a Director. Since 1969, Mr. Webb has also been the principal shareholder (together with his wife, Kathy Webb) of Koronis Parts, Inc. ("Koronis"), a Minnesota corporation located in Paynesville, Minnesota, which is in the business of manufacturing and selling replacement parts for many brands of snowmobiles.

(b)  Kathy V. Webb, Vice President/Secretary/Director.

Ms. Webb, age 58, was Secretary and Director of the Registrant's predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Registrant. Since the merger, Ms. Webb has served as the Registrant's Vice-President, Secretary and a Director. Ms. Webb has worked in various capacities for Koronis and other replacement parts manufacturing enterprises operated by Mr. and Ms. Webb for more than ten years prior to the date of this Annual Report on Form 10-KSB. Ms. Webb is also currently a Director and Secretary of Koronis. Kathy Webb is the spouse of Edward Webb.

(c)  Gary L. Borglund, Director.

Mr. Borglund, age 55, has over ten years of professional experience in new ventures as a principle and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Most recently, he was as a Board member of Synthetic Turf Corporation of America Corp., a position he assumed in March 2000. Mr. Borglund was elected president, chairman of the board, and CEO of this firm. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund serves on several Board of Directors for public and private companies and remains in these capacities with regard to the companies to date.

Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of RedOak Management from 1996 to 2000. He became a director of the Registrant on September 28, 2001. Mr. Borglund has attended the University of Minnesota.

Compliance with Section 16(a) of the Exchange Act.

     Compliance requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

     Based upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and shareholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

     During fiscal years ended 2000, 2001(1) and 2002, no cash compensation was paid by the Company to any executive officer, director or employee in excess of $100,000.00.

(1) A note receivable in an amount less than $100,000.00 was forgiven in lieu of compensation during the 2001 fiscal year.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan as of September 30, 2002, which provides for such payment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of January 6, 2003 (12,214,632 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Titles of     Names and Address of              Amount and       Percentage of
Class         Beneficial Owner(1)               Nature of           Class
                                                Beneficial Owner

Common Stock  Edward H. Webb                     7,155,500(2)        58.58%
              Route 3, Box 59
              Paynesville, MN 56362

Common Stock  Gary Borglund                              0            0.00%
              7809 Southtown Center, #378
              Bloomington, MN 55431

Common Stock  Shares of all directors and        7,155,500           58.58%
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

     On July 1, 1999, the Registrant sold the two properties described in "Description of Property" to Mr. Webb for a total purchase price of $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Registrant bearing interest at 6.98%. In connection with the transaction, the Registrant paid Mr. Webb's expenses related to the purchase of the land and buildings in the amount of $17,075. In addition, the Registrant credited rental income of $18,450, which was accrued during fiscal year 1999 prior to the above transaction back to Koronis Parts, Inc. During fiscal year 2002, the Registrant forgave the balance of the note owed by Mr. Webb.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              W-J International, Ltd.

Dated:  January 9, 2003                       By: /s/ Edward H. Webb
                                              Edward H. Webb, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                        Title                         Date

/s/ Edward H. Webb          President (principal              January 9, 2003
Edward H. Webb              financial and
                            accounting officer/Director

/s/ Kathy Webb              Vice President/Secretary/         January 9, 2003
Kathy Webb                  Director

/s/ Gary Borglund           Director                          January 9, 2003
Gary Borglund

Index to Financial Statements

Independent Auditor's Report                                          Page 14
Balance Sheet as of September 30, 2002                                Page 13
Statements of Operations for the years ended
September 30, 2002 and September 30, 2001                             Page 15
Statements of Stockholders' Equity for the years
ended September 30, 2002 and September 30, 2001                       Page 17
Statements of Cash Flows for the years ended
September 30, 2002 and September 30, 2001                             Page 18
Notes to Financial Statements                                         Page 19

                              George Brenner, CPA
                          A Professional Corporation
                       10680 W. PICO BOULEVARD, SUITE 260
                         LOS ANGELES, CALIFORNIA 90064
                        310/202-6445 - Fax 310/202-6494


To The Stockholders
W-J International, Ltd.
Paynesville, Minnesota

REPORT OF INDEPENDENT AUDITOR

I have audited the accompanying balance sheet of W-J International, Ltd. (a Delaware corporation) as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of W-J International, Ltd. as of September 30, 2002, and the results of its operations, stockholders' equity and cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the company has an accumulated deficit of approximately $2,388,000 at September 30, 2002. As discussed in Note 2, the Company has sold its rental properties, which leaves it with no revenue. The Company has incurred losses from operations. This raises substantial doubt about it ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


George Brenner, C.P.A.
Los Angeles, California
January 6, 2003

                            W-J INTERNATIONAL, LTD.
                                 BALANCE SHEET
                              SEPTEMBER 30, 2002

                                   ASSETS

Current assets:
Cash and cash equivalents                                    $         0
Certificates of deposit                                           11,169
  Total current assets                                            11,169
Property and equipment                                                 0
Other assets                                                           0
  Total assets                                                    11,169

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                   2,090
Note payable                                                           0
Current portion-long term debt                                         0
  Total current liabilities
Long term debt:                                                        0
  Total liabilities                                                2,090

Stockholders' Equity:
Preferred stock, $.01 par value;
10,000,000 shares authorized, none issued                              0
Common Stock, $.01 par value:
20,000,000 shares authorized, 12,214,632 shares issued and
outstanding                                                      122,146
Additional paid in capital                                     2,274,840
Accumulated deficit                                           (2,387,907)
  Total stockholders' equity                                       9,079
  Total liabilities and stockholders' equity                      11,169

                     See notes to financial statements.

                          W-J INTERNATIONAL, LTD.
                          STATEMENTS OF OPERATIONS

        September 30
       2002            2001

Income from operations                                   $      0    $      0
General and administrative expenses                        18,463       4,243
Net loss from operations                                  (18,463)    (4,243)
   Other (income) expenses
   Write-down of notes receivable-related parties:
In lieu of compensation                                         0     34,227
Forgiveness of indebtedness                                     0     67,387
Interest expense                                               27        122
Interest income                                              (702)    (1,681)
   Total                                                     (675)   100,055

Net income (loss)                                         (17,788)  (104,298)

Basic and diluted net income (loss) per share               (.001)     (.009)

Basic and diluted weighted average
common shares outstanding during period                 12,214,632 12,214,632

                          See notes to financial statements.

                               W-J INTERNATIONAL, LTD.
                          STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                               Common Stock
                                                     Additional
                                                      Paid-In        Accumulated
                            Shares      Amount        Capital          Deficit        Total
Balance
September 30, 2000          12,214,632  $  122,146   $ 2,274,840     $(2,265,821)    $   131,165

Net loss                             0           0              0       (104,298)       (104,298)

Balance
September 30, 2001          12,214,632     122,146      2,274,840     (2,370,119)         26,867

Net loss                             0           0               0       (17,788)        (17,788)

Balance
September 30, 2002          12,214,632     122,146       2,274,840    (2,387,907)          9,079



                                See notes to financial statements.

                                  W-J INTERNATIONAL, LTD.
                                  STATEMENTS OF CASH FLOWS

                                 Increase (Decrease) In Cash
                                   And Cash Equivalents


                                                             September 30
                                                            2002       2001

Cash flows from operating activities:
Net Income (loss)                                        $  (17,788) $(104,298)
Adjustments to reconcile net income (loss)
to net cash flows from operating activities:
Accounts payable                                              2,090
Write-down of notes receivable- related parties                   0     67,387
Notes receivable-related parties forgiven
in lieu of compensation                                           0     34,227
Net cash flows (required) from operating activities         (15,698)    (2,684)

Cash flows from investing activities:
Sale of property                                                  0          0
Certificate of deposit                                       18,478      5,061
Notes receivable-related parties                                  0          0
Net cash flows from investing activities                     18,478      5,061

Cash flows from financing activities:
Proceeds from demand notes payable                                0      2,780
Principal payments on demand notes payable                   (2,780)    (5,157)
Net cash flows from financing activities                     (2,780)    (2,377)

Net change in cash and cash equivalents                           0          0
Cash and cash equivalents, beginning of year                      0          0
Cash and cash equivalents, end of year                            0          0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the years for interest                          27        122

                         See notes to financial statements.

                               W-J INTERNATIONAL, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                        YEARS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - ORGANIZATION

W-J International, Ltd. (the "Company" or "W-J") currently is a dormant company with no operations. The Company's activities are isolated to legal and other fees related to the maintenance of corporate status and it is considered to be a public shell.

The Company was formed on February 21, 1987, to produce, market and distribute personal recreational watercraft. The Company discontinued its recreational watercraft operations effective March 1993. The Company's operations then consisted primarily of renting land and buildings from April 1993 until September 1998 to a related party. All property was sold in July 1999 to a related party.

NOTE 2 - GOING CONCERN

As shown in the accompanying balance sheet, the Company has an accumulated deficit of $2,387,907 at September 30, 2002. The Company has sold its rental properties, which leaves it with no operations or revenue. The Company has incurred losses from operations. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management is looking for a merger candidate.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in bank and marketable securities with maturities of three months or less.

Earnings (Loss) Per Share

The Company had adopted the provisions of Statement of Financial Accounting Standards No.128, "Earnings Per Share: (SFAS No. 128). SFAS 128 establishes accounting standards for computing and presenting earnings per share. Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included.

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

NOTE 4 - CERTIFICATES OF DEPOSIT

Certificates of deposit at September 30, 2002 consist of two certificates of deposit which are stated at cost plus accrued interest which approximates market value. As monies are required for operations, the company will borrow against a CD and repay the note payable when the CD is redeemed.

NOTE 5 - RELATED PARTY TRANSACTIONS

On July 1, 1999 all land and buildings of the Company were sold to Edward H. Webb, a majority shareholder and president of the Company, for $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Company bearing interest at 6.98%. During the year ended September 30, 2001 the remaining note receivable ($101,614) was written off as $34,227 compensation and $67,387 as forgiveness of indebtedness.

NOTE 6 - LONG-TERM DEBT

The Company had no outstanding long-term debt as of and for the years ended September 30, 2002 and 2001.

NOTE 7 - INCOME TAXES

The provision for income taxes was comprised of the following:

                                                  2002        2001

Federal                                          $    0      $    0
State                                                 0           0

At September 30, 2002, the Company has net operating loss carryforwards for tax purposes of approximately $2,286,000, which expire through 2015 and 2022. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

99 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                        EX-99

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO 18 U.S.C. 1350,
                            AS ADOPTED PURSUANT TO
                     906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of W-J International, Ltd. ("W-J") on Form 10-KSB for the year ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Edward Webb, of W-J, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, hereby certifies, to the best of his knowledge, that:

     (1)  The Report fully complies with the requirements of   13(a)
or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of W-J.

     (3) W-J has no designated chief financial officer and the undersigned is therefore signing in both capacities.


/s/ Edward H. Webb
Edward H. Webb
Chief Executive Officer and Chief Financial Officer
January 9, 2003