Form 10KSB/A
period 2002-09-30
W-J INTERNATIONAL LTD /DE/
filed 2003-04-28
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-KSB/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                                COMMISSION FILE NUMBER: 0-17345

                                   W-J INTERNATIONAL, LTD.
                (Exact name of registrant as specified in its charter)

               Nevada                                       41-1578316
(State or jurisdiction of incorporation                 (I.R.S. Employer
           or organization)                             Identification No.)

        23 Washburne Avenue, Paynesville, Minnesota                56362
     (Address of principal executive offices)                    (Zip Code)

                  Registrant's telephone number:  (320) 243-3311

          Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: Common
                             Stock, $0.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X     No         .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Registrant's revenues for the fiscal year ended September 30, 2002 were zero. As of January 6, 2003, the Registrant had 12,214,632 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is not determinable as of a current date because there has been no public trading of the Registrant's common stock since March 31, 1994.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                    TABLE OF CONTENTS

PART I.                                                               PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                    3

     ITEM 2.  DESCRIPTION OF PROPERTY                                    4

     ITEM 3.  LEGAL PROCEEDINGS                                          4

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        4

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                            4

     ITEM 6.  PLAN OF OPERATION                                          5

     ITEM 7.  FINANCIAL STATEMENTS                                       9

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                    10

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                 11

     ITEM 10.  EXECUTIVE COMPENSATION                                   12

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                    13

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           13

     ITEM 13.  CONTROLS AND PROCEDURES                                  14

     ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                         15

SIGNATURES                                                              16

CERTIFICATION                                                           16

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

     With the filing of Articles of Merger with the Nevada Secretary of State on October 24, 2002, the Registrant changed its domicile from Delaware to Nevada. This occurred after the old company and the new Nevada corporation had entered into an Agreement and Plan of Merger (see Exhibit 2 to this Form 10-KSB/A). With this redomicile, the number of authorized shares of common stock was increased from 20,000,000 to 500,000,000, the par value of the common stock was changed from $0.01 to $0.001, and no preferred shares were authorized.

Business of the Registrant.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant's assembly operations, warehousing and other operations prior to the Transaction were conducted in a combined manufacturing, warehouse and office facility located in Paynesville, Minnesota, which facility was owned by the Registrant prior to July 1, 1999, subject to a mortgage. The building has approximately 28,000 square feet, and had not been rented since March 31, 1997. Prior to July 1, 1999, the Registrant also owned another building that was used to manufacture its fiberglass parts. This facility was rented to a single lessee, a related party, under a month-to-month rental agreement through June 30, 1999. This building has approximately 9,700 square feet. On July 1, 1999, the Registrant sold both of its buildings to Edward Webb, President, Chief Executive Officer and Director of the Registrant. See "Certain Relationships and Related Transactions" below for a greater description of this transaction.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved, and the Registrant received a written consent of a majority of the outstanding shares of common stock of the Company in November 2001, to do the following: (a) approve an Agreement and Plan of Merger by and between W-J International, Ltd. (Delaware) and the newly incorporated W-J International, Ltd., (Nevada); and (b) amend the Articles of Incorporation of the new Nevada company to increase the authorized shares of that company to 500,000,000. A Schedule 14C Information statement was filed with the Securities and Exchange Commission in connection with this consent.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Currently, there is no public trading market for Registrant stock, which last publically traded in March 1994.

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

Sales of Unregistered Securities.

     The Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on September 30, 2002.

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

     As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant?s business, operations and financial condition.

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

(c) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant officers and directors currently own common stock equal to approximately 59% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

     Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the company to the officers and directors.

(d) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant?s business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

(e) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The Delaware General Corporation Law provides for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(f) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

(g)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(h)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(i) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended September 30, 2002, and for the year ended September 30, 2001 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on December 27, 2001, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Frieler, Habben & Company, was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal years ended September 30, 2000 and 1999. This accountant's report on the financial statements for these two fiscal years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's two most recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on December 27, 2001, the firm of Smith & Company was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

     (c) Effective on December 10, 2002, the firm of Smith & Company, was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal year ended September 30, 2001. This accountant's report on the financial statements for this fiscal year neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     (d) Effective on December 10, 2002, George Brenner, Certified Public Accountant, was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

Directors and Executive Officers.

(a)  Edward H. Webb, President/Chief Executive Officer/Director.

     Mr. Webb, age 59, is the Registrant's founder, served as President, Chief Executive Officer and Director, of its predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Registrant. Since then, Mr. Webb has served as the Registrant's President, Chief Executive Officer and a Director. Since 1969, Mr. Webb has also been the principal shareholder (together with his wife, Kathy Webb) of Koronis Parts, Inc., a Minnesota corporation located in Paynesville, Minnesota, which is in the business of manufacturing and selling replacement parts for many brands of snowmobiles.

(b)  Kathy V. Webb, Vice President/Secretary/Director.

     Ms. Webb, age 58, was Secretary and Director of the Registrant's predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Registrant. Since the merger, Ms. Webb has served as the Registrant's Vice-President, Secretary and a Director. Ms. Webb has worked in various capacities for Koronis and other replacement parts manufacturing enterprises for more than ten years. Ms. Webb is also currently a Director and Secretary of Koronis..

(c)  Gary L. Borglund, Director.

     Mr. Borglund, age 55, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund was appointed to the board of directors of Synthetic Turf Corporation of America in February 2001, and current serves as president of that firm. Mr. Borglund has attended the University of Minnesota. He became a director of the Registrant on September 28, 2001.

Compliance with Section 16(a) of the Securities Exchange Act.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is unaware of any required reports that have not been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

                         Summary Compensation Table



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

Edward H. Webb  2002       0       0         0               0             0             0         0
President/      2001       0       0         0               0             0             0      $34,226
CEO             2000       0       0         0               0             0             0         0



(1) A note receivable was forgiven in lieu of compensation during the 2001 fiscal year.

None of the other officers and directors of the Registrant have received any compensation during the last three fiscal years.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there no existing plan as of September 30, 2002 which provides for such payment.

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

Title of Class Name and Address                  Amount and Nature   Percent of
                  of Beneficial Owner              of Beneficial       Class
                                                     Owner (1)

Common Stock   Edward H. Webb                       7,155,500 (2)       58.58%
               Route 3, Box 59
               Paynesville, Minnesota  56362

Common Stock   Kathy V. Webb                                0            0.00%
               Route 3, Box 59
               Paynesville, Minnesota  56362

Common Stock   Gary L. Borglund                             0            0.00%
               7550 24th Avenue, Suite 168
               Minneapolis, Minnesota 55450

Common Stock   Shares of all directors and          7,155,500           58.58%
               executive officers as a group (3
               persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2)  Shares jointly owned by Edward Webb and Kathy Webb, husband and wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

     On July 1, 1999, the Registrant sold the two properties described in "Description of Property" to Mr. Webb for a total purchase price of $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Registrant bearing interest at 6.98%. In connection with the transaction, the Registrant paid Mr. Webb's expenses related to the purchase of the land and buildings in the amount of $17,075. In addition, the Registrant credited rental income of $18,450 that was accrued during fiscal year 1999 prior to the above transaction back to Koronis Parts, Inc. All remaining notes receivable balances were paid off during the 2001 fiscal year.

ITEM 13.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to September 30, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on September 30, 2002.

Index to Financial Statements                                       Page

Independent Auditor's Report                                          18

Balance Sheet as of September 30, 2002                                19

Statements of Operations for the years ended
September 30, 2002 and September 30, 2001                             20

Statement of Stockholders' Equity for the years ended
September 30, 2002 and September 30, 2001                             21

Statements of Cash Flows for the years ended
September 30, 2002 and September 30, 2001                             22

Notes to Financial Statements                                         23

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            W-J International, Ltd.


Dated:  April 25, 2003                      By: /s/  Edward H. Webb
                                            Edward H. Webb, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


         Signature                    Title                   Date

/s/  Edward H. Webb            President (principal          April 25, 2003
Edward H. Webb                 financial and accounting
                               officer)/Director

/s/  Kathy V. Webb             Vice President/Secretary/     April 25, 2003
Kathy V. Webb                  Director

/s/  Gary Borglund             Director                      April 25, 2003
Gary Borglund

                                   CERTIFICATION

I, Edward H. Webb, certify that:

1.  I have reviewed this annual report on Form 10-KSB of W-J
International, Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

(c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 25, 2003                       By: /s/  Edward H. Webb
                                            Edward H. Webb, President


                         INDEPENDENT AUDITOR'S REPORT


To The Stockholders
W-J International, Ltd.
Paynesville, Minnesota

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


/s/  George Brenner, C.P.A.
George Brenner, C.P.A.
Los Angeles, California
January 6, 2003



                              W-J INTERNATIONAL, LTD.
                                   BALANCE SHEET
                                 SEPTEMBER 30, 2002

                                    ASSETS

Current assets:
Cash and cash equivalents                                    $          0
Certificates of deposit                                            11,169

  Total current assets                                             11,169

Property and equipment                                                  0

Other assets                                                            0

  Total assets                                                     11,169

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                             $      2,090
Note payable                                                            0
Current portion-long term debt                                          0

  Total current liabilities                                         2,090

Long term debt:                                                         0

  Total liabilities                                                 2,090

Stockholders' Equity:
Preferred stock, $.01 par value;
10,000,000 shares authorized, none issued                               0
Common Stock, $.01 par value:
20,000,000 shares authorized, 12,214,632 shares issued and
outstanding                                                       122,146
Additional paid in capital                                      2,274,840
Accumulated deficit                                            (2,387,907)

  Total stockholders' equity                                        9,079

  Total liabilities and stockholders' equity                       11,169

                         See notes to financial statements


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

                         See notes to financial statements


                              W-J INTERNATIONAL, LTD.
                          STATEMENT OF STOCKHOLDERS' EQUITY




                              Common Stock
                                                    Additional
                                                     Paid-In       Accumulated       Total
                            Shares      Amount       Capital        Deficit         Balance

September 30, 2000          12,214,632  $ 122,146    $2,274,840     $(2,265,821)   $ 131,165

Net loss                             0          0             0        (104,298)    (104,298)

Balance
September 30, 2001          12,214,632     122,146    2,274,840      (2,370,119)      26,867

Net loss                             0           0            0         (17,788)     (17,788)

Balance
September 30, 2002          12,214,632    $122,146   $2,274,840     $(2,387,907)   $   9,079



                          See notes to financial statements


                                W-J INTERNATIONAL, LTD.
                                STATEMENTS OF CASH FLOWS

                                                              September 30
                                                             2002       2001

Cash flows from operating activities:
   Net Income (loss)                                     $(17,788)  $(104,298)
   Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
      Accounts payable                                      2,090           -
      Write-down of notes receivable- related parties           0      67,387
      Notes receivable-related parties forgiven
         in lieu of compensation                                0      34,227

   Net cash flows (required) from operating activities    (15,698)     (2,684)

Cash flows from investing activities:
   Sale of property                                             0           0
   Certificate of deposit                                  18,478       5,061
   Notes receivable-related parties                             0           0

   Net cash flows from investing activities                18,478       5,061

Cash flows from financing activities:
   Proceeds from demand notes payable                           0       2,780
   Principal payments on demand notes payable              (2,780)     (5,157)

   Net cash flows from financing activities                (2,780)     (2,377)

Net change in cash and cash equivalents                         0           0

Cash and cash equivalents, beginning of year                    0           0

Cash and cash equivalents, end of year                   $      0    $      0

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the years for interest               $     27    $    122

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

Earnings (Loss) Per Share

The Company had adopted the provisions of Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS No. 128"). SFAS 128 establishes accounting standards for computing and presenting earnings per share. Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included.

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

NOTE 6 - LONG-TERM DEBT

The Company had no outstanding long-term debt as of and for the years ended September 30, 2002 and 2001.

NOTE 7 - INCOME TAXES

The provision for income taxes was comprised of the following:

                                                        2002        2001

Federal                                               $    0       $    0
State                                                 $    0       $    0

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

                                    EXHIBIT INDEX

Number                     Description

2     Agreement and Plan of Merger between the Registrant and W-J
      International, a Delaware corporation, dated December 1,
      2001 (see below).

3.1   Articles of Incorporation of the Registrant, dated December
      20, 2001 (see below).

3.2   Bylaws of the Registrant, dated January 15, 2003 (see below).

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

99    Certification Pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002 (18 U.S.C. Section 1350) (see below).