Form 10QSB
period 2002-12-31
W-J INTERNATIONAL LTD /DE/
filed 2003-04-28
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     As of December 31, 2002, the Registrant had 12,214,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF DECEMBER 31, 2002                        3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2002 AND DECEMBER 31, 2001                      4

              STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              DECEMBER 31, 2002 AND DECEMBER 31, 2001                      5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

     ITEM 3.  CONTROLS AND PROCEDURES                                     12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         13

     ITEM 5.  OTHER INFORMATION                                           13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURE                                                                 14

CERTIFICATION                                                             14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              W-J INTERNATIONAL, LTD.
                                   BALANCE SHEET
                                 DECEMBER 31, 2002
                                     (Unaudited)

                                       ASSETS

Current assets:
  Cash /cash equivalents                                          $         0
  Certificates of deposit                                              11,236
Total current assets                                                   11,236

Other assets:
  Notes receivable - related party                                          0
  AR Mastercraft                                                            0
Total other assets                                                          0

Total assets                                                           11,236

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term debt                                                       1,495
  Accounts Payable                                                      1,000
Total current liabilities                                               2,495

Long-term debt, net of current portion                                      0

Stockholders' equity:
  Common stock, $0.001 par value;
  500,000,000 shares authorized,
  12,214,632 shares issued and outstanding                            122,146
  Additional paid-in capital                                        2,274,840
  Accumulated deficit                                              (2,388,245)
Total stockholders' equity                                              8,741

Total liabilities and stockholders' equity                             11,236

                          See Notes to Financial Statements

                               W-J INTERNATIONAL, LTD.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                          2002          2001

Rental income:                                            $     0      $     0

Expenses:
  General and administrative                                  405        1,518
  Interest                                                    (67)        (289)
                                                              338        1,229
Income (loss) from continuing operations before
  discontinued operations                                    (338)       1,229)

Discontinued operations: Loss
  from discontinued operations                                  0            0

Net income (loss)                                            (338)      (1,229)

Weighted average common shares
  outstanding during period                            12,214,632   12,214,632

Net (loss) per share                                        (0.00)       (0.00)

                             See Notes to Financial Statements


                                   W-J INTERNATIONAL, LTD.
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                          2002           2001
Cash Flows from Operating Activities:
  Net income (loss)                                       $   (338)    $(1,229)
  Adjustments to reconcile net (loss) to net cash
   flows from operating activities:
   Depreciation                                                  0           0
   Changes in:
   Certificates of deposit                                     (67)      4,008
   Notes receivables                                             0           0
   Notes receivables, forgiven in lieu
        of compensation                                          0           0
      Notes payables - trade                                     0           0
      Notes payables - related parties                           0           0
     Accounts payable                                       (1,090)          0

Net cash flows from operating activities                    (1,495)      2,779

Cash Flows from Investing Activities:
   Note Payable                                              1,495      (2,779)

Net cash flows from investing activities                     1,495      (2,779)

Cash Flows from Financing Activities:
   Proceeds from demand note payable                             0           0
   Principal payments on long-term debt                          0           0
   Principal payments on long-term debt                          0           0

Net cash flows from financing activities                         0           0

Net increase (decrease) in cash                                  0           0

Cash, beginning of period                                        0           0

Cash, end of period                                              0           0

                           See Notes to Financial Statements

                                W-J INTERNATIONAL, LTD.
                             NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet as of December 31, 2002 (unaudited) and the related statements of operations and cash flows for the three months ended December 31, 2002 & 2001 (unaudited) are enclosed. In the opinion of management of W-J International, Ltd., a Nevada corporation ("Company"), all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2002.

NOTE 2.  STOCKHOLDERS' EQUITY

                                  (Audited)     Equity Changes     (Unaudited)
                                 September 30      Due to          December 31
                                    2002          Operation            2002

Number of Shares                 12,214,632                0        12,214,632

Common Stock                        122,146                0           122,146

Additional Paid-In Capital        2,274,840                0         2,274,840

Retained Earnings
(Accumulated Deficit)            (2,387,907)            (338)       (2,388,245)

Total                                 9,079           (1,427)            7,652

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Results Of Operations.

     Expenses for the three months ended December 31, 2002 decreased to $405 from $1,518 for the three months ended December 31, 2001. Net loss for the three months ended December 31, 2002 decreased to a loss of $338 from a loss of $1,229 for the three months ended December 31, 2001.

Liquidity and Capital Resources.

     The Company's working capital decreased to $8,741 at December 31, 2002 from $9,079 at September 30, 2002. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, management believes it has sufficient capital to fund the Registrant's needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed, secures short-term loans using specific certificates of deposit as collateral. By doing so, the Registrant maximizes its ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended
December 31, 2002.

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

     The Registrant has incurred losses from operations: $104,298 for the fiscal year ended September 30, 2001, $17,788 for the fiscal year ended September 30, 2002, and $338 for the three months ended December 31, 2002. At December 31, 2002, the Registrant had an accumulated deficit of $2,388,245. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     With the filing of Articles of Merger with the Nevada Secretary of State on October 24, 2002, the Registrant changed its domicile from Delaware to Nevada. This occurred after the old company and the new Nevada corporation had entered into an Agreement and Plan of Merger (see Exhibit 2 to this Form 10-QSB). With this redomicile, the number of authorized shares of common stock was increased from 20,000,000 to 500,000,000, the par value of the common stock was changed from $0.01 to $0.001, and no preferred shares were authorized.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB:

(a) A Form 8-K filed on December 16, 2002 to report a change in the certifying accountant for the Registrant from Smith & Company to George Brenner, C.P.A.

(b) An amended Form 8-K filed on December 23, 2002 to include as an exhibit the letter from Smith & Company agreeing with the statements concerning our that firm in this filing.

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

                                            W-J International, Ltd.


Dated:  April 25, 2003                      By: /s/  Edward H. Webb
                                            Edward H. Webb, President

                                   CERTIFICATION

I, Edward H. Webb, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of W-J
International, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  April 25, 2003                      By: /s/  Edward H. Webb
                                            Edward H. Webb, President


                                   EXHIBIT INDEX

Number                         Description

2     Agreement and Plan of Merger between the Registrant and W-J
      International, Ltd., a Delaware corporation, dated December
      1, 2001 (incorporated by reference to Exhibit 2 of the Form
      10-KSB/A filed on April 28, 2003).

3.1   Articles of Incorporation of the Registrant, dated December
      20, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB/A filed on April 28, 2003).

3.2   Bylaws of the Registrant, dated January 15, 2003
      (incorporated by reference to Exhibit 3.2 of the Form 10-
      KSB/A filed on April 28, 2003).

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