Form 10QSB
period 2003-03-31
W-J INTERNATIONAL LTD /DE/
filed 2003-05-22
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     As of March 31, 2003, the Registrant had 12,214,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              MARCH 31, 2003                                              3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2002                           4

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2002                           5

              NOTES TO FINANCIAL STATEMENTS                               6

     ITEM 2.  PLAN OF OPERATION                                           7

     ITEM 3.  CONTROLS AND PROCEDURES                                    11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                        12

     ITEM 5.  OTHER INFORMATION                                          13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           13

SIGNATURE                                                                13

CERTIFICATION                                                            13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          W-J INTERNATIONAL, LTD.
                               BALANCE SHEET
                              MARCH 31, 2003
                               (Unaudited)

                                  ASSETS

Current assets:
Cash / cash equivalents                                        $           0
Certificates of deposit                                               11,294
Total current assets                                                  11,294

Other assets:
Notes receivable - related party                                           0
AR mastercraft                                                             0
Total other assets                                                         0

Total assets                                                          11,294

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                       1,600
Notes payable                                                          2,995
Total current liabilities                                              4,595

Long-term debt, net of current portion                                     0

Stockholders' equity:
Common stock, $0.001 par value;
500,000,000 shares authorized,
12,214,632 shares issued and outstanding                              12,215
Additional paid-in capital                                         2,384,771
Accumulated deficit                                               (2,390,287)
Total stockholders' equity                                             6,699

Total liabilities and stockholders' equity                            11,294

                        See Notes to Financial Statements

                             W-J INTERNATIONAL, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three Months Ended       Six Months Ended
                                           March 31                March 31
                                      2003          2002      2003         2002

Rental income:                       $       0      $    0   $      0  $     0

Expenses:
General & administrative                 2,100        3551      2,505     5069
Interest (income)                          (58)       (203)      (125)    (492)
Income (loss) from continuing
    operations before discontinued
    operations                           (2042)     (3,348)    (2,380)   (4577)
Discontinued operations: loss from
    discontinued operations                  0           0          0        0
Net income (loss)                        (2042)     (3,348)    (2,380)   (4557)
Weighted average common shares
    outstanding during period       12,214,63  12,214,632 12,214,632 12,214,632
Net (loss) per share                    (0.00)      (0.00)     (0.00)    (0.00)

                                 See Notes to Financial Statements

                                      W-J INTERNATIONAL, LTD.
                                     STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                              Six Months Ended
                                                                  March 31
                                                              2003        2002

Cash flows from operating activities:
Net income (loss)                                            $(2,380)   $(4,577)
Adjustments to reconcile net (loss) to net cash
flows from operating activities:
     Depreciation                                                  0          0
Changes in:
     Certificates of deposit                                    (125)     3,806
     Accounts receivables                                          0          0
     Prepaid expenses                                              0          0
     Accounts payables - trade                                  (490)         0
     Notes payables                                            2,995          0
     Accrued expenses                                              0          0
     Net cash flows from operating activities                      0       (771)

Cash flows from financing activities:
Acquisition of new debt                                            0      3,551
Gain on extinguishment of debt                                     0          0
Principal payments on long-term debt                               0     (2,780)

Net cash flows from financing activities                           0        771
Net increase (decrease) in cash                                    0          0
Cash, beginning of period                                          0          0
Cash, end of period                                                0          0

                             See Notes to Financial Statements

                                  W-J INTERNATIONAL, LTD.
                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

The condensed balance sheet as of March 31, 2003, and the related statements of operations for the three and six months ended March 31, 2003 and statements of cash flows for the six months ended March 31, 2003 are enclosed. In the opinion of the management of W-J International, Ltd., a Nevada corporation, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items plus adjustments to the capital stock and paid in capital to reflect the filing of Articles of Merger with the Nevada Secretary of State on October 24, 2002, which resulted in an increase in the number of authorized shares to 500,000,000, a change in the par value of the common stock from $0.01 to $0.001, and a re-domiciling of the company to Nevada. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the company's audited financial statements and notes for the fiscal year ended September 30, 2002 as contained in the Form 10-KSB.

NOTE 2.  STOCKHOLDERS' EQUITY

                                        (Audited)     Equity      (Unaudited)
                                                      Changes      March 31
                                       September 30   Due to         2003
                                          2002        Operation

Number of Shares                       12,214,632             0     12,214,632

Common Stock                           $  122,146     $(109,931)    $   12,215

Additional Paid-In Capital              2,274,840       109,931      2,384,771

Retained Earnings
(Accumulated Deficit)                  (2,387,907)       (2,380)    (2,390,287)

Total Stockholders' Equity                  9,079        (2,380)         6,699

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources.

     The Registrant's working capital decreased to $6,699 at March 31, 2003 from $9,079 at September 30, 2002. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed, secures short-term loans using specific certificates of deposit as collateral. By doing so the Registrant maximizes its ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended March
31, 2003.

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

     The Registrant has incurred losses from operations: $104,298 for the fiscal year ended September 30, 2001, $17,788 for the fiscal year ended September 30, 2002, and $2,380 for the six months ended March 31, 2003. At March 31, 2003, the Registrant had an accumulated deficit of $2,390,287. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(d) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The by-laws of the Registrant include provisions to the effect that the company may indemnify any director, officer, or employee. In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

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

     Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any securities without registration (restricted) during the three months ended March 31, 2003.

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

                                       W-J International, Ltd.


Dated:  May 21, 2003                   By: /s/ Edward H. Webb
                                       Edward H. Webb, President

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


Dated:  May 21, 2003                   By: /s/  Edward H. Webb
                                       Edward H. Webb, President

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