Form 10QSB
period 2003-06-30
W-J INTERNATIONAL LTD
filed 2003-08-14
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     As of June 30, 2003, the Registrant had 12,214,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X   .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              JUNE 30, 2003                                                3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                              4

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002                              5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                            7

     ITEM 3.  CONTROLS AND PROCEDURES                                     11

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         12

     ITEM 5.  OTHER INFORMATION                                           12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURE                                                                 13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               W-J INTERNATIONAL, LTD.
                                    BALANCE SHEET
                                    JUNE 30, 2003
                                     (Unaudited)

                                        ASSETS

Current Assets:
  Cash / cash equivalents                                         $        0
  Certificates of deposit                                              7,608
       Total Current Assets                                            7,608

Other Assets:
Notes receivable - related party                                           0
AR mastercraft                                                             0
     Total Other Assets                                                    0

        Total Assets                                                   7,608

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                     1,754
  Notes payable                                                          699
     Total Current Liabilities                                         2,453

Long-Term Debt, Net of Current Portion                                     0

Stockholders' Equity:
  Common stock, $0.001 par value;
    500,000,000 shares authorized,
    12,214,632 shares issued and outstanding                          12,215
  Additional paid-in capital                                       2,384,771
  Accumulated deficit                                             (2,391,831)
     Total Stockholders' Equity                                        5,155

         Total Liabilities and Stockholders' Equity                    7,608

                          See Notes to Financial Statements


                                W-J INTERNATIONAL, LTD.
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                  Three Months Ended         Nine Months Ended
                                       June 30                     June 30
                                  2003           2002        2003         2002

Rental Income:                    $      0      $     0     $      0     $    0

Expenses:
   General & Administrative          2,100       11,162        4,123     16,231

Interest (Income)                      (58)        (210)        (199)     (702)

Income (Loss) Before Provision
    for Income Taxes                (2,042)     (10,952)      (3,924)  (15,529)

Provision for Income Taxes               0                         0         0

Net Income (Loss)                   (2,042)     (10,952)      (3,924)  (15,529)

Net (Loss) Per Share                 (0.00)       (0.00)       (0.00)    (0.00)

Weighted Average Common Shares
    Outstanding During Period   12,214,632    12,214,632  12,214,632 12,214,632

                             See Notes to Financial Statements

                                    W-J INTERNATIONAL, LTD.
                                   STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                            Nine Months Ended
                                                                 June 30
                                                           2003           2002

Cash Flows from Operating Activities:
Net income (loss)                                          $  (3,924) $(15,529)
Adjustments to reconcile net (loss) to net cash
flows from operating activities:
     Depreciation                                                  0         0
Changes in:
     Certificates of deposit                                   3,561     3,596
     Accounts receivables                                          0         0
     Prepaid expenses                                              0         0
     Accounts payables - trade                                  (336)        0
     Notes payables                                              699         0
     Accrued expenses                                              0         0
        Net cash flows (used) by operating activities              0   (11,933)

Cash Flows from Financing Activities:
    Acquisition of new debt                                        0    14,713
    Principal payments on long-term debt                           0    (2,780)
        Net cash flows from financing activities                   0    11,933

Net Increase (Decrease) in Cash                                    0         0
Cash, Beginning of Period                                          0         0

Cash, End of Period                                                0         0

                            See Notes to Financial Statements


                                W-J INTERNATIONAL, LTD.
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

The condensed balance sheet as of June 30, 2003, and the related comparative statements of operations for the three months ended June 30, 2003 and 2002, and nine months ended June 30, 2003 and 2002, and statements of cash flows for the nine months ended June 30, 2003 and 2002 are enclosed. In the opinion of the management of W-J International, Ltd., a Nevada corporation, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist of normal recurring items plus adjustments to the capital stock and paid in capital to reflect the filing of Articles of Merger with the Nevada Secretary of State on October 24, 2002, which resulted in an increase in the number of authorized shares to 500,000,000, a change in the par value of the common stock from $0.01 to $0.001, and a re-domiciling of the company to Nevada. Interim results are not necessarily indicative of results for a full year.

2.  STOCKHOLDERS' EQUITY

                                    (Audited)    Equity Changes    (Unaudited)
                                  September 30                       June 30,
                                      2002                             2003

Number of Shares                   12,214,632             0         12,214,632

Common Stock                     $    122,146     $(109,931)       $    12,215

Additional Paid-In Capital          2,274,840       109,931          2,384,771

Retained Earnings
(Accumulated Deficit)              (2,387,907)       (3,924)        (2,391,831)

Total Stockholders' Equity              9,079        (3,924)             5,155

3.  CONTINUTED EXISTENCE

As of June 30, 2003 the Company has an accumulated deficit of approximately $2,400,000 with no operations or revenue. This raises substantial doubt about it ability to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources.

     The Registrant's working capital decreased to $5,155 at June 30, 2003 from $9,079 at September 30, 2002. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed, secures short-term loans using specific certificates of deposit as collateral. By doing so the Registrant maximizes its ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended June
30, 2003.

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

     The Registrant has incurred losses from operations: $104,298 for the fiscal year ended September 30, 2001, $17,788 for the fiscal year ended September 30, 2002, and $3,924 for the nine months ended June 30, 2003. At June 30, 2003, the Registrant had an accumulated deficit of $2,391,831. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(i)  Shares Eligible For Future Sale.

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

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

                                       W-J International, Ltd.


Dated:  August 12, 2003                By: /s/ Edward H. Webb
                                       Edward H. Webb, President

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

31    Rule 13a-14(a)/15d-14(a) Certification (see below).

32    Section 1350 Certification (see below).