Form 10KSB
period 2003-09-30
W-J INTERNATIONAL LTD
filed 2004-01-13
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-KSB

(Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

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

               Registrant's telephone number:  (320) 243-3555, ext. 12

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

     The Registrant's revenues for the fiscal year ended September 30, 2003 were zero. As of December 23, 2003, the Registrant had 12,214,632 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is not determinable as of a current date because there has been no public trading of the Registrant's common stock since March 31, 1994.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .

                                  TABLE OF CONTENTS

PART I.
                                                                         PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                       3

     ITEM 2.  DESCRIPTION OF PROPERTY                                       4

     ITEM 3.  LEGAL PROCEEDINGS                                             4

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           4

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                               4

     ITEM 6.  PLAN OF OPERATION                                             5

     ITEM 7.  FINANCIAL STATEMENTS                                         10

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                       10

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                    11

     ITEM 10.  EXECUTIVE COMPENSATION                                      13

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                       13

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              14

     ITEM 13.  CONTROLS AND PROCEDURES                                     14

     ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURES                                                                 16

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

     With the filing of Articles of Merger with the Nevada Secretary of State on October 24, 2002, the Registrant changed its domicile from Delaware to Nevada. This occurred after the old company and the new Nevada corporation had entered into an Agreement and Plan of Merger (see Exhibit 2 to this Form 10-KSB). With this redomicile, the number of authorized shares of common stock was increased from 20,000,000 to 500,000,000, the par value of the common stock was changed from $0.01 to $0.001, and no preferred shares were authorized.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     Office space for the Registrant is supplied at no cost by the president of the company. This space is adequate for the current needs of the Registrant.

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

Holders of Common Equity.

     As of December 23, 2003, the Registrant had approximately 227 shareholders of record.

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

Sales of Unregistered Securities.

     The Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on September 30, 2003.

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

Capital Expenditures.

     There were no material capital expenditures during the fiscal year ended September 30, 2003.

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

     The Registrant has incurred net losses: $17,788 for the fiscal year ended September 30, 2002 and $70,045 for the fiscal year ended September 30, 2003. At September 30, 2003, the Registrant had an accumulated deficit of $2,457,952. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

     The preparation of the financial statements contained in this report requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Company's ability to develop new technology and introduce new products, its ability to protect its intellectual property, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended September 30, 2003, and for the year ended September 30, 2002 are presented in a separate section of this report following Item 14.

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

Directors and Executive Officers.

(a)  Edward H. Webb, President/Chief Executive Officer/Director.

     Mr. Webb, age 60 is the Registrant's founder, served as President, Chief Executive Officer and Director, of its predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Registrant. Since then, Mr. Webb has served as the Registrant's President, Chief Executive Officer and a Director. Since 1969, Mr. Webb has also been the principal shareholder (together with his wife, Kathy Webb) of Koronis Parts, Inc., a Minnesota corporation located in Paynesville, Minnesota, which is in the business of manufacturing and selling replacement parts for many brands of snowmobiles.

(b)  Kathy V. Webb, Vice President/Secretary/Director.

     Ms. Webb, age 59, was Secretary and Director of the Registrant's predecessor from April 1985 until it merged with Duo, Inc. in June 1988 and became the Registrant. Since the merger, Ms. Webb has served as the Registrant's Vice-President, Secretary and a Director. Ms. Webb has worked in various capacities for Koronis and other replacement parts manufacturing enterprises for more than ten years. Ms. Webb is also currently a Director and Secretary of Koronis..

(c)  Gary L. Borglund, Director.

     Mr. Borglund, age 56, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund was appointed to the board of directors of Synthetic Turf Corporation of America in February 2001, and current serves as president of that firm. Mr. Borglund has attended the University of Minnesota. He became a director of the Registrant on September 28, 2001.

Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

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

ITEM 10.  EXECUTIVE COMPENSATION.

                                           Summary Compensation Table


                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)(1)

Edward H. Webb  2003     -         -       -               -           -               -          -
President/      2002     -         -       -               -           -               -          -
CEO             2001     -         -       -               -           -               -      $34,226



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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 23, 2003 (12,214,632 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class   Name and Address of           Amount and Nature     Percent of
                  Beneficial Owner              of Beneficial          Class
                                                  Owner (1)

Common Stock     Edward H. Webb                  7,155,500 (2)         58.58%
                 Route 3, Box 59
                 Paynesville, Minnesota  56362

Common Stock     Kathy V. Webb                       0                  0.00%
                 Route 3, Box 59
                 Paynesville, Minnesota  56362

Common Stock     Gary L. Borglund                    0                  0.00%
                 7550 24th Avenue
                 Suite 168
                 Minneapolis, Minnesota 55450

Common Stock     Shares of all directors and    7,155,500              58.58%
                 executive officers
                 as a group (3 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) Shares jointly owned by Edward Webb and Kathy Webb, as husband and wife.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

ITEM 13.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

Reports on Form 8-K.

     No reports on Form 8-K were filed in the fourth quarter of the fiscal year ended on September 30, 2003.

Index to Financial Statements                                            Page

Independent Auditor's Report                                               17

Balance Sheet as of September 30, 2003                                     18

Statements of Operations for the years ended
September 30, 2003 and September 30, 2002                                  19

Statement of Stockholders' Equity (Deficit) for the years ended
September 30, 2003 and September 30, 2002                                  20

Statements of Cash Flows for the years ended
September 30, 2003 and September 30, 2002                                  21

Notes to Financial Statements                                              22

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       W-J International, Ltd.


Dated:  January 12, 2004               By: /s/  Edward H. Webb
                                       Edward H. Webb, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


         Signature                    Title                       Date

/s/  Edward H. Webb         President (principal               January 12, 2004
Edward H. Webb              financial and accounting
                            officer)/Director

/s/  Kathy V. Webb          Vice President/Secretary/Director  January 12, 2004
Kathy V. Webb

/s/  Gary Borglund          Director                           January 12, 2004
Gary Borglund

                               INDEPENDENT AUDITOR'S REPORT

George Brenner, CPA
A Professional Corporation
10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 - Fax 310/202-6494


To The Stockholders
W-J International, Ltd.
Paynesville, Minnesota

I have audited the accompanying balance sheet of W-J International, Ltd. (a Nevada corporation) as of September 30, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Company as of September 30, 2003, and the results of its operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the company has an accumulated deficit of approximately $2,458,000 at September 30, 2003. As discussed in Note 2, the Company has sold its rental properties, which leaves it with no revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about it ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/  George Brenner, C.P.A.
Los Angeles, California
December 31, 2003

                             W-J INTERNATIONAL, LTD.
                                 BALANCE SHEET
                               SEPTEMBER 30, 2003

                                    ASSETS

Current assets:
Cash and cash equivalents                                       $      -
Certificates of deposit                                            6,170

   Total current assets                                            6,170

   Total assets                                                 $  6,170

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                $  1,136
Accrued consulting expense                                         6,000
Accrued legal fees                                                60,000

   Total current liabilities                                      67,136

Long term debt:                                                        -

   Total liabilities                                              67,136

Stockholders' Deficit
Common stock, $0.001 par value:
   500,000,000 shares authorized,
   12,214,632 shares issued and outstanding                       12,215
Additional paid in capital                                     2,384,771
Accumulated deficit                                           (2,457,952)

   Total stockholders' deficit                                   (60,966)

   Total liabilities and stockholders' deficit                     6,170

                            See notes to financial statements

                                W-J INTERNATIONAL, LTD.
                                STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                               September 30
                                                             2003         2002

Income from operations                                    $       -   $      -

General and administrative expenses                          70,238     18,463

Net loss from operations                                    (70,238)   (18,463)

Other (income) expenses
Interest expense                                                  42        27
Interest income                                                 (235)     (702)
  Total                                                         (193)     (675)

Net loss                                                 $   (70,045) $(17,788)

Basic and fully diluted net income (loss)
per share                                                     (0.006)   (0.001)

Basic and fully diluted weighted average
common shares outstanding during period                   12,214,632 12,214,632

                            See notes to financial statements


                                  W-J INTERNATIONAL, LTD.
                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                      Additional
                                                  Common Stock         Paid-In     Accumulated
                                            Shares          Amount     Capital       Deficit     Total
Balance
September 30, 2001                        12,214,632       $12,215    $2,384,771   $(2,370,119) $ 26,867

Net loss                                                                               (17,788)  (17,788)

Balance
September 30, 2002                        12,214,632        12,215     2,384,771    (2,387,907)    9,097

Net loss                                                                               (70,045)  (70,045)

Balance
September 30, 2003                        12,214,632       $12,215     $2,384,771   $(2,457,952)$(60,966)





                                      See notes to financial statements

                                        W-J INTERNATIONAL, LTD.
                                        STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                              September 30
                                                           2003         2002

Cash flows used for operating activities:
     Net loss                                           $ (70,045)   $ (17,788)
     Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
      Accounts payable                                       (954)       2,090
      Accrued consulting expense                            6,000            -
      Accrued legal fees                                   60,000            -
 Net cash flows used for operating activities              (4,999)     (15,698)

Cash flows provided by investing activities:
     Redemption of certificates of deposit                  4,999       18,478
 Net cash flows provided by investing activities            4,999       18,478

Cash flows used for financing activities:
     Principal payments on demand notes payable                 -       (2,780)
 Net cash flows used for financing activities                   -       (2,780)

Net change in cash and cash equivalents                         -            -

Cash and cash equivalents, beginning of year                    -            -

Cash and cash equivalents, end of year                          -            -

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the years for interest            $      42   $       27

See notes to financial statements

                                  W-J INTERNATIONAL, LTD.
                                NOTES TO FINANCIAL STATEMENTS
                          YEARS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - ORGANIZATION

W-J International, Ltd. ("Company") currently is a dormant company with no operations. The Company's activities are isolated to legal and other fees related to the maintenance of corporate status and it is considered to be a public shell.

The Company was formed on February 21, 1987, to produce, market and distribute personal recreational watercraft. The Company discontinued its recreational watercraft operations effective March 1993. The Company's operations then consisted primarily of renting land and buildings from April 1993 until September 1998 to a related party.
All property was sold in July 1999 to a related party.

NOTE 2 - GOING CONCERN

As shown in the accompanying balance sheet, the Company has an accumulated deficit of $2,457,952 at September 30, 2003. The Company has incurred losses from operations. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management is looking for a merger candidate.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Estimates and Assumptions.

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

Concentrations.

The Company's cash is deposited with a single financial institution. At no time did cash exceed the federally insured limit. The Company has not experienced any losses on its cash deposits.

Cash and Cash Equivalents.

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash in bank and marketable securities with maturities of three months or less.
Earnings (Loss) Per Share.

The Company had adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Share". SFAS No. 128 establishes accounting standards for computing and presenting earnings per share. Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included.

Stockholders' Equity.

On October 24, 2002, the Company increased its authorized shares from 20,000,000 to 500,000,000 and changed its par value from $0.01 to $0.001 and a re-domiciling of the Company to Nevada. The change in par value resulted in an increase in paid in capital of $109,931 and a decrease in common stock of $109,931.

Income Taxes.

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes relate to differences between the financial and tax basis of certain assets and liabilities. Temporary differences that result in significant deferred income taxes are net operating loss carryforwards.

NOTE 4 - CERTIFICATES OF DEPOSIT

Certificates of deposit at September 30, 2003 consists of one certificate of deposit that is stated at cost plus accrued interest that approximates market value. As monies are required for operations, the company will borrow against a CD and repay the note payable when the CD is redeemed.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has signed a consulting agreement with a Director of the company for services rendered to date. The consulting agreement allows for the issuing of 2,000,000 unrestricted shares of common stock to the director for past services. The stock may be issued upon the registration of such shares under a Form S-8 to be filed with the Securities and Exchange Commission. As the consulting contract does not allow for payment in cash but only in stock and the stock does not have a market value, the services of the Director has been valued at the invoice price of $3,423.

The balance of the consulting liability is due to two non-related parties.

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

NOTE 6 - LONG-TERM DEBT

The Company had no outstanding long-term debt as of and for the years ended September 30, 2003 and 2002.

NOTE 7 - INCOME TAXES

The provision for income taxes was comprised of the following:

                                                   2003        2002
Federal                                          $    0      $    0
State                                                 0           0

At September 30, 2003, the Company has net operating loss carryforwards for tax purposes of approximately $2,356,000, which expire from 2015 through 2023. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments, and the methods and assumptions used to estimate such fair values, were as follows:

The fair values of cash and cash equivalents, certificates of deposit and notes receivable-related party approximate the carrying amounts because of the short maturity of those financial instruments.

EXHIBIT INDEX

Number          Description

2     Agreement and Plan of Merger between the Registrant and W-J
      International, a Delaware corporation, dated December 1,
      2001 (incorporated by reference to Exhibit 2 of the Form 10-KSB/A filed on April 28, 2003).

3.1   Articles of Incorporation of the Registrant, dated December
      20, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB/A filed on April 28, 2003).

3.2   Bylaws of the Registrant, dated January 15, 2003
      (incorporated by reference to Exhibit 3.2 of the Form 10-
      KSB/A filed on April 28, 2003).

31    Rule 13a-14(a)/15d-14(a) Certification (see below).

32    Section 1350 Certification (see below).