Form 10KSB/A
period 2003-09-30
W-J INTERNATIONAL LTD
filed 2004-01-15
CIK 814183

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

     The Registrant, by this Form 10-KSB/A, amends portions of Part
III, Item 9 (Directors, Executive Officers, Promoters, and Control
Persons; Compliance With Section 16(a) of the Exchange Act) to include disclosure regarding a code of ethics, and amends Part III, Item 14
(Exhibits and Reports on Form 8-K, and Index to Financial Statements) to include a new certification under Exhibit 31. The remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

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

Code of Ethics.

     The Registrant has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because it has been inactive; at a later time, such a code of ethics may be adopted by the board of directors.

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

                                       W-J International, Ltd.


Dated:  January 13, 2004               By: /s/  Edward H. Webb
                                       Edward H. Webb, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

         Signature                    Title                  Date

/s/  Edward H. Webb       President (principal                January 13, 2004
Edward H. Webb            financial and accounting
                          officer)/Director

/s/  Kathy V. Webb        Vice President/Secretary/Director   January 13, 2004
Kathy V. Webb

/s/  Gary Borglund        Director                            January 13, 2004
Gary Borglund

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

3.2   Bylaws of the Registrant, dated January 15, 2003
      (incorporated by reference to Exhibit 3.2 of the Form 10-
      KSB/A filed on April 28, 2003).

31    Rule 13a-14(a)/15d-14(a) Certification (see below).

32    Section 1350 Certification (incorporated by reference to
      Exhibit 32 of the Form 10-KSB filed on January 12, 2004).