Form 10QSB
period 2003-12-31
W-J INTERNATIONAL LTD
filed 2004-02-12
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

     As of December 31, 2003, the Registrant had 12,214,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No   X .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              DECEMBER 31, 2003                                             3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2003 AND DECEMBER 31, 2002                       4

              STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              DECEMBER 31, 2003 AND DECEMBER 31, 2002                       5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                             7

     ITEM 3.  CONTROLS AND PROCEDURES                                      12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

     ITEM 5.  OTHER INFORMATION                                            13

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             13

SIGNATURE                                                                  14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            W-J INTERNATIONAL, LTD.
                                BALANCE SHEET
                              DECEMBER 31, 2003
                                 (Unaudited)

                                   ASSETS

Current assets:
  Cash / cash equivalents                                        $           0
  Certificates of deposit                                                5,816

     Total current assets                                                5,816

          Total assets                                           $       5,816

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Short-term debt                                                          428
  Accounts payable                                                       1,136
  Accrued consulting/legal fees                                         66,000
     Total current liabilities                                          67,564

Long-term debt:                                                              0

     Total liabilities                                                  67,564

Stockholders' deficit:
  Common stock, $0.001 par value;
  500,000,000 shares authorized,
  12,214,632 shares issued and outstanding                              12,215
  Additional paid-in capital                                         2,384,771
  Accumulated deficit                                               (2,458,734)
Total stockholders' deficit                                            (61,748)
Total liabilities and stockholders' deficit                              5,816

                            See Notes to Financial Statements


                                W-J INTERNATIONAL, LTD.
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                          2003           2002

Rental income:                                            $     0      $     0

Expenses:
  General and administrative                                  805          405
  Interest                                                    (23)         (67)

Income (loss) from continuing operations before
  discontinued operations                                    (782)        (338)

Discontinued operations: Loss
  from discontinued operations                                  0            0

Net income (loss)                                            (782)        (338)

Weighted average common shares outstanding during
Period                                                 12,214,632   12,214,632

Net (loss) per share                                       ($0.00)      ($0.00)

                            See Notes to Financial Statements


                                W-J INTERNATIONAL, LTD.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                          2003           2002

Cash Flows from Operating Activities:
   Net income (loss)                                     $   (782)     $  (338)
   Adjustments to reconcile
      net (loss) to net cash
      flows from operating activities:                                       0
   Changes in:
      Certificates of deposit                                (354)         (67)
      Notes receivables                                         0            0
      Notes receivables, forgiven in lieu
        of compensation                                         0            0
      Notes payables - trade                                    0            0
      Notes payables                                            0            0
     Accounts payable                                           0        (1097)

Net cash flows from operating activities                     (428)      (1,495)

Cash Flows from Investing Activities:
   Note Payable                                               428        1,495

Net cash flows from investing activities                      428        1,495

Cash Flows from Financing Activities:
   Proceeds from demand note payable                            0            0
   Principal payments on long-term debt                         0            0
   Principal payments on long-term debt                         0            0

Net cash flows from financing activities                        0            0

Net increase (decrease) in cash                                 0            0

Cash, beginning of period                                       0            0

Cash, end of period                                             0            0

                         See Notes to Financial Statements

                             W-J INTERNATIONAL, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The condensed balance sheet of W-J International, Ltd., a Nevada corporation ("Company"), as of December 31, 2003 (unaudited) and the related statements of operations and cash flows for the three months ended December 31, 2003 & 2002 (unaudited) are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and contain certain information included in the Company's annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2003.

NOTE 2.  STOCKHOLDERS' EQUITY



                                                          (Audited)       Equity Changes     (Unaudited)
                                                        September 30,    Due to Operation    December 31,
                                                           2003                                 2003
Number of Shares                                        12,214,632                      0      12,214,632

Common Stock                                           $    12,215            $         0     $    12,215

Additional Paid-In Capital                               2,384,771                      0       2,384,771

Retained Earnings (Accumulated Deficit)                 (2,457,952)                  (782)     (2,458,734)

Total Stockholders' Deficit                            $   (60,966)           $      (782)    $   (61,748)



NOTE 3.  GOING CONCERN CONSIDERATIONS

As of December 31, 2003, the Company reported an accumulated deficit of $2,458,734. The Company's ability to generate net income and positive cash flows is dependent on the ability to find a specific business opportunity, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of December 31, 2003, these factors raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources.

     The Registrant's working capital decreased to a negative $61,730 at December 31, 2003 from a negative $60,966 at September 30, 2003. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, management believes it has sufficient capital to fund the Registrant's needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed, secures short-term loans using specific certificates of deposit as collateral. By doing so, the Registrant maximizes its ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended
December 31, 2003.

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

     The Registrant has incurred losses from operations: $17,788 for the fiscal year ended September 30, 2002, $70,045 for the fiscal year ended September 30, 2003, and $782 for the three months ended December 31, 2003. At December 31, 2003, the Registrant had an accumulated deficit of $2,458,734. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(e) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The Nevada Revised Statutes provide for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

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

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, its ability to protect its intellectual property, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

Reports on Form 8-K.

     No reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB.

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       W-J International, Ltd.


Dated:  February 10, 2004              By: /s/  Edward H. Webb
                                       Edward H. Webb, President

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