Form 10QSB
period 2004-03-31
W-J INTERNATIONAL LTD
filed 2004-05-13
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                           COMMISSION FILE NUMBER: 0-17345


                              W-J INTERNATIONAL, LTD.
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                         41-1578316
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
            or Organization)                             Identification No.)

       23 Washburne Avenue, Paynesville, Minnesota            56362
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

     As of March 31, 2004, the Registrant had 12,214,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X   .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              MARCH 31, 2004                                             3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              MARCH 31, 2004 AND MARCH 31, 2003                          4

              STATEMENTS OF CASH FLOWS
              FOR SIX MONTHS ENDED
              MARCH 31, 2004 AND MARCH 31, 2003                          5

              NOTES TO FINANCIAL STATEMENTS                              6

     ITEM 2.  PLAN OF OPERATION                                          8

     ITEM 3.  CONTROLS AND PROCEDURES                                   13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         14

     ITEM 2.  CHANGES IN SECURITIES                                     14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14

     ITEM 5.  OTHER INFORMATION                                         14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          14

SIGNATURE                                                               15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            W-J INTERNATIONAL, LTD.
                                BALANCE SHEET
                               MARCH 31, 2004
                                 (Unaudited)

                                    ASSETS

Current assets:
Cash / cash equivalents                                          $           -
Certificates of deposit                                                  4,268
     Total current assets                                                4,268

          Total assets                                           $       4,268

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                         2,131
Accrued consulting fees                                                  6,000
Accrued legal fees                                                      60,000
  Total current liabilities                                             68,131

Long-term debt:                                                              -

     Total liabilities                                                  68,131

Stockholders' deficit:
Common stock, $0.001 par value;
500,000,000 shares authorized,
12,214,632 shares issued and outstanding                                12,215
Additional paid-in capital                                           2,384,771
Accumulated deficit                                                 (2,460,849)
Total stockholders' deficit                                            (63,863)
Total liabilities and stockholders' deficit                              4,268

                        See Notes to Financial Statements


                              W-J INTERNATIONAL, LTD.
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                         Three Months Ended             Six Months Ended
                                                               March 31,                     March 31,
                                                         2004          2003             2004           2003
Revenue:                                                 $       -     $       -        $      -     $    -

Expenses:
General and administrative                                   2,135         2,100           2,941     2,505
Interest                                                       (20)          (58)            (44)     (125)

Loss from continuing operations before
discontinued operations                                     (2,115)       (2,042)         (2,897)   (2,380)

Discontinued operations: loss
from discontinued operations                                     0             0               0         0

Net loss                                                    (2,115)       (2,042)         (2,897)   (2,380)

Weighted average common shares
outstanding during period                               12,214,632    12,214,632      12,214,632 12,214,632

Net loss per share                                          ($0.00)       ($0.00)         ($0.00)   ($0.00)


                          See Notes to Financial Statements


                                     W-J INTERNATIONAL, LTD.
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                          2004        2003

Cash flows from operating activities:
Net loss                                                 $(2,897)   $  (2,380)
Adjustments to reconcile net (loss) to net cash
flows from operating activities:
Depreciation                                                   -            -
Changes in:
Certificates of deposit                                   (1,902)        (125)
Accounts receivable                                            -            -
Prepaid expenses                                               -            -
Accounts payable - trade                                     995         (490)
Notes payables                                                 -        2,995
Accrued expenses                                               -            -

Net cash flows from operating activities                       -            -

Cash flows from investing activities:                          -            -

Cash flows from financing activities:                          -            -

Net increase (decrease) in cash                                0            0

Cash, beginning of period                                      0            0

Cash, end of period                                            0            0

                          See Notes to Financial Statements


                              W-J INTERNATIONAL, LTD.
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

The unaudited condensed balance sheet of W-J International, Ltd., a Nevada corporation ("Company"), as of March 31, 2004, the related unaudited statements of operations for the three and six months ended March 31, 2004 and 2003, and cash flows for the six months ended March 31, 2004 and 2003 are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2003. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2004.

NOTE 2.  STOCKHOLDERS' EQUITY


                                                 (Audited)                                     (Unaudited)
                                                September 30,        Equity Changes              March 31,
                                                    2003            Due to Operation               2004

Number of Shares                                12,214,632                     0               12,214,632

Common Stock                                        12,215                     0                   12,215

Additional Paid-In Capital                       2,384,771                     0                2,384,771

Retained Earnings (Accumulated Deficit)         (2,457,952)               (2,897)              (2,460,849)

Total Stockholders' Deficit                        (60,966)               (2,897)                 (63,863)


NOTE 3.  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company as of March 31, 2004 has an accumulated deficit of $2,460,849. The Company's ability to generate net income and positive cash flows is dependent on the ability to find a specific business opportunity, as well as the ability to raise additional capital, the ability to continue to increase sales while reducing operating costs, and the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources.

     The Registrant's working capital increased to a deficit of $63,863 at March 31, 2004 from $60,966 at March 31, 2003. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed, secures short-term loans using specific certificates of deposit as collateral. By doing so the Registrant maximizes its ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended March
31, 2004.

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

     The Registrant has incurred losses from operations: $17,788 for the fiscal year ended September 30, 2002, $70,045 for the fiscal year ended September 30, 2003, and $2,897 for the six months ended March 31, 2004. At March 31, 2004, the Registrant had an accumulated deficit of $2,460,849. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $500,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c) Control by Officer Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant's president beneficially owns approximately 58% of the outstanding shares of the Registrant's common stock. As a result, this person has the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for shareholders to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officer who controls these voting rights will be able, by virtue of his stock holdings, to control the affairs and policies of the Registrant.

(d) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.
In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions that affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

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

(g) Non-Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Registrant.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

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

                                       W-J International, Ltd.


Dated:  May 11, 2004                   By: /s/ Edward H. Webb
                                       Edward H. Webb, President



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

3.2   Bylaws of the Registrant, dated January 15, 2003
      (incorporated by reference to Exhibit 3.2 of the Form 10-
      KSB/A filed on April 28, 2003).

31    Rule 13a-14(a)/15d-14(a) Certification of Edward H. Webb
      (see below).

32    Section 1350 Certification of Edward H. Webb (see below).