Form 10QSB
period 2004-06-30
W-J INTERNATIONAL LTD
filed 2004-08-16
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of June 30, 2004, the Registrant had 12,214,632 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              JUNE 30, 2004                                                 3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              JUNE 30, 2004 AND JUNE 30, 2003                               4

              STATEMENTS OF CASH FLOWS
              FOR NINIE MONTHS ENDED
              JUNE 30, 2004 AND JUNE 30, 2003                               5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                             8

     ITEM 3.  CONTROLS AND PROCEDURES                                      13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            14

     ITEM 2.  CHANGES IN SECURITIES                                        14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              14

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14

     ITEM 5.  OTHER INFORMATION                                            14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             14

SIGNATURE                                                                  15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 W-J INTERNATIONAL, LTD.
                                      BALANCE SHEET
                                      JUNE 30, 2004
                                       (Unaudited)

                                          ASSETS

Current Assets:
  Cash /cash equivalents                                            $       -
  Certificates of deposit                                               4,284
       Total Current Assets                                             4,284

Other Assets:
Notes receivable - related party                                            -
AR mastercraft                                                              -
     Total Other Assets                                                     -

        Total Assets                                                    4,284

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                      1,751
  Notes payable                                                           895
  Accrued legal                                                        60,000
  Accrued consulting                                                    6,000
     Total Current Liabilities                                         68,646

Long-Term Debt, Net of Current Portion                                      -

Stockholders' Equity:
  Common stock, $0.001 par value;
    500,000,000 shares authorized,
    12,214,632 shares issued and outstanding                           12,215
  Additional paid-in capital                                        2,384,771
  Accumulated deficit                                              (2,461,348)
     Total Stockholders' Equity                                       (64,362)

         Total Liabilities and Stockholders' Equity                     4,284

                       See Notes to Financial Statements

                             W-J INTERNATIONAL, LTD.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended         Nine Months Ended
                                                         June 30                     June 30
                                                    2004              2003     2004          2003
Revenue:                                            $      -         $      -  $      -     $      -

Expenses:
   General & Administrative                              515            2,100     3,456        4,123

Interest (Income)                                       (16)              (58)      (60)        (199)

Income (Loss) Before Provision for Income Taxes        (499)           (2,042)   (3,396)      (3,924)

Provision for Income Taxes                                -                 -         -            -

Net Income (Loss)                                      (499)           (2,042)   (3,396)      (3,924)

Net (Loss) Per Share                                  (0.00)            (0.00)    (0.00)       (0.00)

Weighted Average Common Shares
    Outstanding During Period                    12,214,632        12,214,632  12,214,632   12,214,632


See Notes to Financial Statements


                                    W-J INTERNATIONAL, LTD.
                                    STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                              Nine Months Ended
                                                                   June 30
                                                              2004          2003
Cash Flows from Operating Activities:
Net income (loss)                                          $  (3,396)   $  (3,924)
Adjustments to reconcile net (loss) to net cash
flows from operating activities:
     Depreciation                                                  -             -
Changes in:
     Certificates of deposit                                   3,116         3,561
     Accounts receivables                                          -             -
     Prepaid expenses                                              -             -
     Accounts payables - trade                                  (615)         (336)
     Notes payables                                              895           699
     Accrued expenses                                              -             -
        Net cash flows provided by (used in)
           operating activities                                    -             -
Net Increase (Decrease) in Cash                                    -             -
Cash, Beginning of Period                                          -             -
Cash, End of Period                                                -             -


See Notes to Financial Statements


                                 W-J INTERNATIONAL, LTD.
                              NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

The unaudited condensed balance sheet of W-J International, Ltd., a Nevada corporation ("Company"), as of June 30, 2004, the related unaudited statements of operations for the three and nine months ended June 30, 2004 and 2003, and cash flows for the nine months ended June 30, 2004 and 2003 are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consist of normal recurring items plus adjustments to the capital stock and paid in capital to reflect the filing of Articles of Merger with the Nevada Secretary of State on October 24, 2002, which resulted in an increase in the number of authorized shares to 500,000,000, a change in the par value of the common stock from $0.01 to $0.001, and a re-domiciling of the company to the State of Nevada.

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

2.  STOCKHOLDERS' EQUITY

                                  (Audited)     Equity Changes     (Unaudited)
                                 September 30,                      June 30,
                                    2003                              2004

Number of Shares                  12,214,632                 0     12,214,632

Common Stock                     $   122,146         $(109,931)  $     12,215

Additional Paid-In Capital         2,274,840           109,931      2,384,771

Retained Earnings
(Accumulated Deficit)             (2,457,952)          (73,441)   (2,461,348)

Total Stockholders' Equity       $   (60,966)       $   (3.396)  $   (64,362)

NOTE 3.  GOING CONCERN CONSIDERATIONS

As shown in the accompanying interim financial statements, the Company as of June 30, 2004 has an accumulated deficit of $2,461,348. The Company's ability to generate net income and positive cash flows is dependent on the ability to find a specific business opportunity, as well as the ability to raise additional capital. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of June 30, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources.

     The Registrant's working capital increased to a deficit of $64,362 at June 30, 2004 from $60,966 at September 30, 2003. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed, secures short-term loans using specific certificates of deposit as collateral. By doing so the Registrant maximizes its ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended June
30, 2004.

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

     The Registrant has incurred net losses: $17,788 for the fiscal year ended September 30, 2002, $70,045 for the fiscal year ended September 30, 2003, and $3,396 for the nine months ended June 30, 2004. At June 30, 2004, the Registrant had an accumulated deficit of $2,461,348. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $500,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in the Form 10-KSB for the fiscal year ended September 30, 2003 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

ITEM 2.  CHANGES IN SECURITIES.

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

                                       W-J International, Ltd.


Dated:  August 12, 2004                By: /s/ Edward H. Webb
                                       Edward H. Webb, President


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