Form 10KSB
period 2004-09-30
InZon CORP
filed 2005-01-21
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                              COMMISSION FILE NUMBER: 0-17345

                                    INZON CORPORATION
                           (formerly W-J International, Ltd.)
                 (Exact Name of Registrant as Specified in Its Charter)

                        Nevada                            41-1578316
  (State or Other Jurisdiction of Incorporation         (I.R.S. Employer
                    or Organization)                    Identification No.)

     238 Northeast 1st Avenue, Delray Beach, Florida         33444
        (Address of Principal Executive Offices)          (Zip Code)

             Registrant's telephone number:  (800) 830-6242

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                           Stock, $0.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes           No     X    .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Registrant's revenues for the fiscal year ended September 30, 2004 were zero. As of December 31, 2004, the Registrant had 29,951,716 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is not determinable as of a current date because there has been no public trading of the Registrant's common stock since March 31, 1994.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .

                                  TABLE OF CONTENTS

PART I.                                                                 PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                          3

ITEM 2.   DESCRIPTION OF PROPERTY                                          6

ITEM 3.   LEGAL PROCEEDINGS                                                6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              6

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                  6

ITEM 6.   PLAN OF OPERATION                                                7

ITEM 7.   FINANCIAL STATEMENTS                                            17

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                          17

ITEM 8A. CONTROLS AND PROCEDURES                                          17

ITEM 8B  OTHER INFORMATION                                                18

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                               18

ITEM 10. EXECUTIVE COMPENSATION                                           21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS           22

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   24

ITEM 13. EXHIBITS                                                         25

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          25

SIGNATURES                                                                27

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     InZon Corporation (formerly known as W-J International, Ltd.) ("Registrant") was incorporated as a Delaware corporation in February 1987 under the name of Duo, Inc. When the Registrant merged with Wetjet International, Ltd. in 1988, it changed its name to Wetjet International, Ltd. Following the transaction described below, the Registrant changed its name to InZon Corporation.

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

     With the filing of Articles of Merger with the Nevada Secretary of State on October 24, 2003, the Registrant changed its domicile from Delaware to Nevada. This occurred after the old company and the new Nevada corporation had entered into an Agreement and Plan of Merger (see Exhibit 2.1). With this redomicile, the number of authorized shares of common stock was increased from 20,000,000 to 500,000,000, the par value of the common stock was changed from $0.01 to $0.001, and no preferred shares were authorized.

     On September 22, 2004 the Registrant effected a reverse spit of its common stock, reversing the number of shares outstanding equal to one share for every six previous shares. The total number of shares was reduced from 12,214,632 to 2,035,772 including the issuance of addition shares for rounding. The number of authorized shares and their par value remained the same.

     On September 24, 2004 the Registrant entered into a merger agreement with InZon Corporation, a Delaware corporation of Delray Beach, Florida (see Exhibit 2.2). The effective date of the merger was October 1, 2004. Under the terms of the agreement, InZon was merged into the Registrant, with the Registrant being the surviving entity. The name of the Registrant was changed to InZon Corporation with the filing of a Certificate of Amendment with the Nevada Secretary of State (see Exhibit 3.2) (the company also restated its Bylaws at the same time - see Exhibit 3.4). The merger plan specifies the issuance of one new share of common stock of the Registrant for each share of outstanding common stock of InZon. Upon the closing of this merger, the former officers of the Registrant resigned and, after the current directors were appointed to the Board of Directors, the former board members resigned.

Business of the Registrant.

(a)  Principal Services and Markets.

     The Registrant is a telecommunication service provider of VoIP
(Voice over Internet Protocol) wholesale/retail inbound/outbound traffic to Tier 1 and Tier 2 Carriers. The Registrant's VoIP technology, provides complete voice, fax, data, conference call and Internet services on a wholesale basis over a private IP network to international carriers and other communication service providers in the United States and internationally utilizing its own worldwide hybrid VoIP/TDM network. VoIP is a fragmented market with a number of small companies providing services without a strong backbone network. Most of these companies are targeting the U.S. domestic market, which is very difficult to compete in and does not provide viable margins.

     The Registrant's hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology) uses leading edge monitoring and management software system employing dynamic routing to allow for immediate reaction to changing network conditions and rerouting based on predefined criteria. These systems employ dynamic routing that will allow systems to immediately react to changing network conditions and reroute based on predefined criteria. A web-based mechanism will be provided to allow external access for our customers and suppliers to more readily obtain or offer new rates and codes. Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom. By streamlining this process, the Registrant should be able to provide maximum value and compelling niche appeal to potential customers and suppliers.

     The Registrant network utilizes 60 Hudson Street, New York City as a co-location center and its equipment is comprised of Cisco
Gateways, SS7 & Emergent soft switches providing high performance telephony applications on its own network.

(b)  Distribution Methods.

     The Registrant operates its own switches located at 60 Hudson New York, New York through which the traffic it generates is moved. The Registrants proprietary developed software monitors and routes the traffic at the conditions change.

(c)  Status of Publicly Announced New Products.

     The Registrant is fully operational and utilizing the traffic switches and software that it had developed for the business. Its web site products are functional and being used by customers

(d)  Competition.

     The Registrant's industry remains extremely competitive, with large capacity and highly competitive prices prevailing in the market place. The Registrant is a start up and is competing with numerous other carrier for traffic to meet its sales and profitability goals. Major competitors such as GlobalNet and Dialmex exist in the Registrant's market.

(e)  Sources and Availability of Raw Material.

     The Registrant is dependent on broadband internet connections for moving the traffic of its customers. There are numerous suppliers of broadband internet connection with which the Registrant can use to meet its needs for meeting its customer's needs. The Registrant does not foresee an shortage of capacity in the near future but should such a change occur, it could dramatically impact the Registrant's business.

(f)  Dependence on Major Customers.

     The Registrant is not at this time dependent on any single or few major customers. It is anticipated the Registrant will develop a broad base of customers to minimize the dependency on major customers.

(g)  Intellectual Property.

     The Registrants business is dependent on the proprietary software developed and owned by the Registrant for the specific work of routing traffic generated by its customers and terminated at its destination. The Registrant does not hold any patents or licenses agreements related to its business.

(h)  Need for Governmental Approval.

     The Registrant believes that its business operations do not require governmental approval.

(i)  Effect of Governmental Regulation on Business.

     The Registrant is not aware of any existing governmental regulation and does not anticipate any governmental regulation that materially affects the Registrant's ability to conduct its business operations. This does not however, mean that the industry may be subject to future regulations by some governmental agencies.

(j)  Research and Development.

     Since inception, the Registrant has engaged in development activities, including the development of software for monitoring the traffic through its switches. The Registrant is unable to state with certainty what portion of its operating costs is allocable to research and development.

(k)  Compliance with Environmental Laws.

     The costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Registrant's operations.

Employees.

     The Registrant has 6 employees, 4 of whom are full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant leases 850 square feet of office space at 238 N.E.
1st Avenue, Delray, Florida under a month-to-month lease. The rate for this lease is $250.00 per month. This office space is adequate for the current needs of the Registrant. At this location, the Registrant has $12,900 of office furniture and equipment at this location.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On September 24, 2004, the Registrant entered into an Agreement and Plan of Merger with InZon Corporation, a Delaware corporation, and all of InZon's holders of common shares. Under this agreement, InZon was merged into the Registrant, with the Registrant being the surviving corporation. This agreement was approved by the Boards of Directors of both companies, and has been approved by a majority of the common shareholders of each of the companies (in the case of the Registrant, consisting of Edward Webb, the president, who held a majority in interest). An Information Statement was filed with the Securities and Exchange Commission and mailed out to all shareholders of record other than Mr. Webb; this document also set forth the dissenters' rights under Nevada law in connection with this transaction. Subsequently, Articles of Merger were filed with the Nevada Secretary of State, which closed this transaction.

     This merger is intended to be a reverse merger for accounting purposes so that the historical financials of the private company will be those of the Registrant. As a result, this Form 10-KSB will be amended when the audited financial statements of InZon Corporation, the Delaware corporation, are completed.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     Currently, there is no public trading market for Registrant stock, which last publicly traded in March 1994.

Holders of Common Equity.

     As of December 31, 2004, the Registrant had approximately 243 shareholders of record.

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

Sales of Unregistered Securities.

     The Registrant made no sales of unregistered (restricted) securities during the fiscal year ended on September 30, 2004.

ITEM 6.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     On September 10, 2004 the Registrant entered into a merger agreement effective October 1, 2004 with InZon Corporation, a Delaware corporation domiciled in Delray Beach, Florida. The merger was effected on October 1, 2004

     The Registrant's VoIP technology, provides complete voice, fax, data and conference call services on an ASP platform utilizing its own worldwide hybrid VoIP/TDM network. Presently the Voice over Internet Protocol ("VoIP") is a fragmented market with a number of small companies providing services without a strong backbone network. Most of these companies are targeting the US domestic market, which is very difficult to compete in and does not provide viable margins.

     The Registrant's hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology), uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and further enhance our ability to remain competitive. These systems employ dynamic routing that will allow systems to immediately react to changing network conditions and reroute based on predefined criteria. A web-based mechanism will be provided to allow external access for our customers and suppliers to more readily obtain or offer new rates and codes. Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom. By streamlining this process, the Registrant is able to provide maximum value and compelling niche appeal to potential customers and suppliers.

     The Registrant will focus on wholesale outbound traffic to Latin America, Asia and Europe. Initially, the Registrant will utilize 60 Hudson, New York, New York as a collocation center with initial traffic capacity to handle up to 1.2 million minutes per day under a Colocation Facilities License Agreement. The company's Tier 1 customer will be activated immediately after 90 days (during which connection & testing for quality of service will be performed).

     For the next phase, traffic capacity is intended to be added to handle up to 10 million minutes per day. Approximately 30% of the overall capacity is intended to be allocated to international traffic associated with VoIP product applications, with the remainder of available capacity utilized for Latin American wholesale expansion.

     The Registrant has secured a profit sharing agreement with a broadband provider for traffic termination into the U.S. This agreement will allow the company to interconnect with African customers at 60 Hudson, New York, New York, for lowest cost termination into U.S. from Africa, with a high quality of service
(QoS). In addition, the Registrant has established an interconnection agreement with a Mexican telecommunications company that will allow the Registrant to service its U.S. tier 2 customers under agreement for VoIP termination into Mexico at competitive prices. Finally, the Registrant has secured a VoIP services agreement with an offshore service provider to deploy VoIP subscription products throughout Asia. The company considers that all these agreements were entered into in the ordinary course of business.

Capital Expenditures.

     There were no material capital expenditures during the fiscal year ended September 30, 2004.

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

     The Registrant has incurred net losses: $70,045 for the fiscal year ended September 30, 2003 and $46,657 for the fiscal year ended September 30, 2004. At September 30, 2004, the Registrant had an accumulated deficit of $2,504,609. This raises substantial doubt about the Registrant's ability to continue as a going concern.

     As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the merger effective October 1, 2004 of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations in the amount of $100,000. Such financing, when needed, may not be available, or on terms acceptable to management. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's access to financing proves to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(c) Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

     In his report dated January 11, 2005, the Registrant's independent auditor stated that the financial statements for the year ended September 30, 2004 were prepared assuming that the company would continue as a going concern. The company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Registrant continues to experience net losses. The company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(d)   Competition May Affect Operation of Company.

     The market in the VoIP industry is intensely competitive and the Registrant expects competition to continue to increase. In addition some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the VoIP market. To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(e)  Technological and Market Changes May Affect Operation of Company.

     The markets in which the Registrant competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Registrant's existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for the company to be competitive.

     Risks associated with the development and introduction of new products include delays in development and changes in VoIP technology, and operating system technologies that could require the Registrant to modify existing products. There is also the risk to the Registrant that there may be delays in initial shipments of new products.
Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(f)  New Versions of Registrant's Products May Contain Errors or
Defects.

     The Registrant's VoIP technology is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Registrant's services. The Registrant may in the future discover errors in new services after their commencement or be required to compensate customers for such limitations or errors, as a result of which the Registrant's business, cash flow, financial condition and results of operations could be materially adversely affected.

(g)  No Assurance of Successful and Timely Product Development.

     The Registrant's services and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

     There can be no assurance that the Registrant's development efforts will be successfully completed. The Registrant's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Registrant, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Registrant will be able to complete or successfully commercialize its services. The inability of the Registrant to successfully complete the development of new services or to do so in a timely manner, could force the Registrant to scale back operations, or cease operations entirely.

(h)  Market Acceptance May Affect Plan of Business.

     The Registrant's success is dependent on the market acceptance of its services. Despite the increasing demand for VoIP technology, this industry is not long established and market acceptance of the company's services will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness.
Even if the advantages of the Registrant's services are established, the company is unable to predict how quickly, if at all, the services will be accepted by the marketplace.

(i)  Ability to Compete Dependent on Protection of Proprietary Rights.

     The Registrant's ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that are similar or superior to the Registrant's, or that third parties will not copy or otherwise obtain and use the Registrant's proprietary information without authorization. In addition, certain of the Registrant's know-how and proprietary technology may not be patentable.

     The Registrant may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Registrant on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Registrant's business, financial condition or operating results.

     There is a risk that some of the Registrant's products may infringe the proprietary rights of third parties. In addition, whether or not the Registrant's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Registrant, it may be required to modify its products or seek licenses for these intellectual property rights. The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Registrant's failure to do so could have a negative affect on its business and revenues.

(j)  Dependence on Suppliers May Affect Operation of Company.

     The Registrant depends upon broadband internet connections for moving the traffic of its customers. There are numerous suppliers of broadband internet connection with which the Registrant can use to meet its needs for meeting its customer's needs. The Registrant does not foresee an shortage of capacity in the near future but should such a change occur, it could dramatically impact the Registrant's business. The Registrant only has limited control over any supplier as to quality controls and various other factors.

(k) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant officers and directors currently own common stock equal to approximately 86% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

     Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the company to the officers and directors.

(l) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. Only two of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant (CEO and COO); therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

(m) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     Under the Registrant's Articles of Incorporation, as amended and restated, and its Bylaws, as restated, the Registrant is permitted to indemnify directors, officers, employees and agents of the company.
In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors. Any indemnification of directors, officer, employees, or agents could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(n) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

(o)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(p)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(q)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Registrant's Stock.

     The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Registrant may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Registrant and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

     There has been no public market for the common stock of the Registrant. The Registrant is applying for listing on the Over the Counter Bulletin Board. However, until such times as the common stock of the Registrant is so listed, if it is successful in such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Registrant should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Registrant's management is aware of the abuses that have occurred historically in the penny stock market. Although the Registrant does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Registrant's securities.

(r)  Shares Eligible For Future Sale May Afect Price of Common Stock.

     All of the shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933.
Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

Forward Looking Statements.

     The foregoing plan of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products and its ability to protect its intellectual property. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the years ended September 30, 2004 and 2003 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on December 10, 2002, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Smith & Registrant, was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal year ended September 30, 2002. This accountant's report on the financial statements for this fiscal year neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     (b) Effective on December 10, 2002, George Brenner, Certified Public Accountant, was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A.  CONTROLS AND PROCEDURES.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

     None.

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

     With the closing of the merger transaction on October 1, 2004, the following individuals were appointed to the Registrant's board of directors: David F. Levy, Philip Loh, and Richard Dea. Immediately thereafter, the then existing board members and officers resigned:
Edward H. Webb, Kathy V. Webb, and Gary Borglund. Messrs. Dea and Loh were appointed as the independent audit committee for the Registrant (it does not have any other committees at this time).

     On that date, the new board of directors elected the officers of the Registrant: David F. Levy, chief executive officer, Philip Loh, Secretary, James B. Smith, chief operating officer, Richard Dea, chief financial officer/treasurer, and Maurice Vega, vice president - mergers and acquisitions.

Directors and Executive Officers.

(a)  David F. Levy, Chief Executive Officer/Director.

     Mr. Levy, age 59, was president of GlobalNet Corp., a publicly traded (GLBT.OB) leading VoIP telecommunication company from Feb 2004 until May 2004 when he resigned Globalnet to found InZon Corporation. Prior to that, from June 2000 to Jan 2004, Mr. Levy was the founder and chairman/chief executive officer of Vox2 Healthcare L.L.C., a healthcare technology startup based in Deerfield Beach, Florida operating in the area of infrastructure and integration of broadband services via state-of-the-art satellite technology. From June 1997 to June 2000, Mr. Levy was the CEO for Levico Group, Inc., the South Florida second largest chain of childcare centers. Mr. Levy was also the founder, chairman and CEO of SubMicron Systems Corporation, a NASDAQ-listed, worldwide technology leader in the design and manufacture of production systems for semiconductor wafers and integrated circuits. Mr. Levy holds a BSME degree from Pontificia Catholic University in Rio, Brazil and a MBA from John F. Kennedy University in Orinda, California

(b)  Philip Loh, Secretary/Director.

     Mr. Loh, age 49, is the founder, owner and president of Fremont, California based InterWorld Group (www.interworlgroup.com), a global manufacturer and distributor of supplies and equipment for Micro Contamination Control and ESD Control, an e-Commerce provider, with offices and manufacturing plants in thirteen countries, including USA, China, Singapore, Europe and India. He has held this position from March 1986 to the present. Mr. Loh has a degree in mechanical and production engineering from University of Singapore and an MBA degree from the University of Phoenix.

(c)  James B. Smith, Chief Operating Officer.

     Mr. Smith, age 35, was the Chief Information Officer and the Director of Operations of GlobalNet Corp., a publicly traded (GLBT.OB) leading VoIP telecommunication company from April 2000 to May 2004, when he left to help found InZon Corporation. From January 2000 until March 2000, Mr. Smith was the President of Smith Consulting Group, a consulting company he founded. He brings with him an extensive background in technology associated with telecom, software development, networking and database systems. In the past fourteen years, he has been building durable business systems for various clients by creating management and analysis systems, inventory systems, and network engineering for technology companies.

(d)  Richard Dea, Chief Financial Officer/Treasurer/Director.

     Mr. Dea, age 54, who joined InZon Corporation on July 1,
2004, brings over 25 years of diverse financial accounting, systems and regulatory experience working directly with the world's leading telecom organizations. From April 1990 to the present, he has served as president of SAE Group of Delray Beach, Florida, a company that develops software in connection with satellite operations. During the last 10 years, Mr. Dea has also consulted in the areas rate structures, billing and financial reporting for domestic and foreign telecom companies including AT&T, British Telecom, France Telecom, Hughes Communications, PamAmSat, and Retevision. He has also led the design and development efforts for implementation of U. S. Communications Taxation Policies and related Billing System Enhancements for the North American subsidiaries of British Telecom
(BT) and France Telecom. Mr. Dea began his career with Price Waterhouse where he served on the audit and tax staffs before focusing primarily on financial management and financial related litigation support in the Management Consulting Division (senior manager-in-charge). Mr. Dea holds a BS degree in Accounting from Florida State University.

(e)  Maurice Vega, Vice President - Mergers and Acquisitions.

     Mr. Vega, age 40, has over 15 years experience in the investment banking industry. He has worked for Bear Stearns Private clientele group and USAA Investment Management Company during 1995 - 1996. Presently, Mr. Vega is the CEO of the Executive Financial Group, Inc. a consulting company he founded, specializing in Reverse Mergers for publicly traded emerging growth companies. He has held this position from August 1998 to the present. Mr. Vega joined InZon Corporation on July 1, 2004.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2003, and certain written representations from executive officers and directors, the Registrant is unaware of any required reports that have not been timely filed.

Code of Ethics.

     The Registrant has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; at a later time, a code of ethics may be adopted by the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table




                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
Edward Webb,   2004       -        -       -               -           -               -         -
President/     2003       -        -       -               -           -               -         -
CEO            2002       -        -       -               -           -               -         -



     None of the other officers or directors of the Registrant have received any compensation over the past three fiscal years.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of September 30, 2004 provided for or contributed to by the company.

     (b) With the exception of the employment agreements discussed below and as follows, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director. (1) On August 23, 2004, the Registrant adopted a Non-Employees Directors and Consultants Retainer Stock Plan; and (2) on August 23, 2004, the Registrant adopted a Stock Incentive Plan. The company may pay compensation to officers and directors in the future under one or both of these plans.

Employment Agreements.

     On June 1, 2004, InZon Corporation entered into employment agreements with Messrs. Levy and Smith (see Exhibits 10.2 and 10.3). Each of these agreements is for a term of five years from June 1, 2004. Under these agreements, which remained in effect after the merger of this company with the Registrant, these individuals will be paid an annual salary of $240,000 and $180,000, respectively. Also, under these agreement, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Registrant calculated without taking into account any kind of distribution to the subsidiaries of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock. In addition, each employee will be entitled to certain other medical, dental, and insurance benefits.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2004 (29,951,716 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class    Name and Address of            Amount of      Percent of
                    Beneficial Owner             Beneficial       Class
                                                 Ownership (1)

Common Stock      David F. Levy                  10,940,675        36.53%
                  238 N.W, 1st Avenue
                  Delray, FL 33444

Common Stock      James B. Smith                 10,940,675 (2)    36.53%
                  238 N.W, 1st Avenue
                  Delray, FL 33444

Common Stock      Maurice Vega                    3,296,594 (3)    11.01%
                  238 N.W, 1st Avenue
                  Delray, FL 33444

Common Stock      Philip Loh                        500,000         1.67%
                  4161 Ingot Street
                  Fremont, CA 94538

Common Stock      Richard Dea                       200,000             0
                  238 N.W, 1st Avenue
                  Delray, FL 33444

Common Stock      All Directors and              25,877,944        86.40%
                  Executive Officers as a
                  Group (5 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations

(2) Mr. Levy holds voting power over the shares owned by Mr. Smith under a proxy signed by Mr. Smith on September 11, 2004.

(3) Mr. Vega holds indirect interest of 2,023,297 shares through Executive Financial Group, a company that he controls.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Registrant has adopted two equity compensation plans (neither of which has been approved by the company's shareholders):

(a)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On August 23, 2004, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 20,000,000 shares of common stock have been registered under this plan as a result of a Form S-8 filed with the SEC on September 16, 2004. Through September 30, 2004, the Registrant had issued not issued any shares of common stock under this plan.

(b)  Stock Incentive Plan.

     On August 23, 2004, the Registrant adopted a Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 16, 2004. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through September 30, 2004, the Registrant had not granted any options under this plan.



                                    Equity Compensation Plan Information
                                            September 30, 2004
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                 ssued up               Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a)
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
approved by security holders    0                       0                          0

Equity compensation plans
not approved by security
holders                         0                       0                     Director's and
                                                                              Consultant's Plan:
                                                                              20,000,000;
                                                                              Incentive Plan:
                                                                              10,000,000

Total                           0                       0                     Director's and
                                                                              Consultant's Plan:
                                                                              20,000,000;
                                                                              Incentive Plan:
                                                                              10,000,000



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest, other than as set forth below.

     (a) On February 23, 2004, the Registrant entered into a Consulting Agreement with Stout Advisors & Liquidators, Inc., a company controlled by Gary Borglund, a former director of the company who resigned on October 1, 2004 (see Exhibit 10.1). Under this agreement, Mr. Borglund was paid the sum of 800,000 free trading shares of common stock out of a Form S-8 registration statement. These shares will compensate Mr. Borglund for services to be rendered to the company, including (a) providing general strategic advice to and consultation with the company's management from time to time on all matters pertaining to the business of the company; (b) introductions to potential acquisition opportunities and contacts; and (c) general business consulting.

     (b) On June 1, 2004, InZon Corporation entered into employment agreements with Messrs. Levy and Smith (see Exhibits 10.2 and 10.3). Each of these agreements is for a term of five years from June 1, 2004 and which will remain in effect after the merger of this company with the Registrant. These agreements are described in more detail under
Item 10, Executive Compensation.

     (c) Upon the closing of the merger transaction on October 1, 2004, the Registrant issued the following restricted shares of common stock were issued: David F. Levy: 10,940,675; James B. Smith:
10,940,675; Maurice Vega: 3,296,594 (2,023,297 shares are held by
Executive Financial Group, a company that he controls); and Philip
Loh: 500,000. These issuances were under the terms of the Agreement, which provided one new share of common stock of the Registrant would be issued for each share of outstanding common stock of InZon Corporation.

     (d) On December 10, 2004, the Registrant issued 200,000 restricted shares of common stock to Richard Dea for services rendered to the company.

ITEM 13.  EXHIBITS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004:
$3,000; and 2003: $2,000.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

     The Registrant's audit committee consists of Richard Dea (Chairman) and Philip Loh, both independent directors of the company. The audit committee has adopted a written charter. The Registrant's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person but is actively seeking such a person.

     The Registrant's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       InZon Corporation.


Dated:  January 18, 2005               By: /s/  David F. Levy
                                       David F. Levy, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


         Signature                    Title                   Date

/s/  David F. Levy           Chairman, Chief Executive      January 18, 2005
David F. Levy                Officer/Director

/s/  James B. Smith          Chief Operating Officer        January 18, 2005
James B. Smith

/s/   Philip Loh             Secretary/Director             January 18, 2005
Philip Loh

/s/  Richard Dea             CFO (principal financial and   January 18, 2005
Richard Dea                  accounting officer)/Director



                                  George Brenner, CPA
                               A Professional Corporation
                            10680 W. PICO BOULEVARD, SUITE 260
                              LOS ANGELES, CALIFORNIA 90064
                             310/202-6445 - Fax 310/202-6494

                Report of Independent Registered Public Accounting Firm

To The Stockholders
InZon Corporation (formerly W-J International, Ltd)
Delray Beach, FL

I have audited the accompanying balance sheet of InZon Corporation. (a Nevada corporation) as of September 30, 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of InZon Corporation as of September 30, 2004, and the results of its operations, stockholders' equity and cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of approximately $2,464,000 at September 30, 2004. As discussed in Note 1, the Company has sold its rental properties, which leaves it with no revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about it ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

However, as set forth in Note 6 "Subsequent Event" a merger has been effected with a development stage company.

/s/  George Brenner, C.P.A.
Los Angeles, California
January 11, 2005

                              INZON CORPORATION.
                      (formerly W-J International, Ltd.)
                               BALANCE SHEET
                             SEPTEMBER 30, 2004

                                   ASSETS

Current assets:
  Cash and cash equivalents                                     $           -

   Total current assets                                                     -

   Total assets                                                             -

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      1,623
  Accrued consulting expense                                            6,000
  Accrued legal fees                                                  100,000

   Total current liabilities                                          107,623

Long term debt:                                                             -

   Total liabilities                                                  107,263

Stockholders' Deficit
  Common stock, $0.001 par value:
  500,000,000 shares authorized,
  2,035,772 shares issued and
  outstanding                                                          2,036
Additional paid in capital                                         2,394,950
Accumulated deficit                                               (2,504,609)

   Total stockholders' deficit                                      (107,623)

   Total liabilities and stockholders' deficit                             0

                              See notes to financial statements


                                   INZON CORPORATION
                          (formerly W-J International, Ltd.)
                              STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                          September 30,
                                                         2004        2003

Income from operations                                   $      -   $       -

General and administrative expenses                        46,712      70,238

Net loss from operations                                  (46,712)    (70,238)

Other (income) expenses
Interest expense                                               16          42
Interest income                                               (71)       (235)
  Total                                                       (55)       (193)
Net loss                                                  (46,657)    (70,045)

Basic and fully diluted net income (loss) per share       (0.0229)    (0.0344)

Basic and fully diluted weighted average
common shares outstanding during period                 2,035,772   2,035,772

                       See notes to financial statements


                                INZON CORPORATION
                       (formerly W-J International, Ltd.)
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
                   (Restated to reflect 1:6 reverse split)


                                                               Additional
                                        Common Stock            Paid-In        Accumulated
                                   Shares          Amount        Capital          Deficit         Total
Balance
September 30, 2002                 2,035,772        $ 2,036    $2,394,950      (2,387,907)         9,097

Net loss                                                                          (70,045)      (70,045)

Balance
September 30, 2003                 2,035,772        $ 2,036    $2,394,950      (2,457,952)      (60,966)

Net loss                                                                          (46,657)      (46,657)

Balance
September 30, 2004                 2,035,772        $ 2,036    $2,394,950      (2,504,609)      107,623)



                               See notes to financial statements


                                     INZON CORPORATION
                           (formerly W-J International, Ltd.)
                                STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                          September 30,
                                                         2004        2003

Cash flows used for operating activities:
     Net loss                                           $ (46,657)   $ (70,045)
     Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
      Accounts payable                                        487         (954)
      Accrued consulting expense                                -        6,000
      Accrued legal fees                                   40,000       60,000
 Net cash flows used for
     operating activities                                  (6,170)      (4,999)

Cash flows provided by investing activities:
     Redemption of certificates of deposit                  6,170        4,999
 Net cash flows provided by investing activities            6,170        4,999

Cash flows used for financing activities:
     Principal payments on demand notes payable	                -            -
 Net cash flows used for financing activities                   -            -

Net change in cash and cash equivalents                         -            -

Cash and cash equivalents, beginning of year                    -            -

Cash and cash equivalents, end of year                          -            -

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the years for interest                   16           42

                           See notes to financial statements

                                 INZON CORPORATION
                       (formerly W-J International, Ltd.)
                         NOTES TO FINANCIAL STATEMENTS
                      YEARS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE 1 - ORGANIZATION

As of September 30, 2004, InZon Corporation (formerly known as W-J International, Ltd.), a Nevada corporation ("Company"), was a dormant company with no operations. The Company's activities are isolated to legal and other fees related to the maintenance of corporate status and it is considered to be a public shell.

The Company was formed on February 21, 1987, to produce, market and distribute personal recreational watercraft. The Company discontinued its recreational watercraft operations effective March 1993. The Company's operations then consisted primarily of renting land and buildings from April 1993 until September 1998 to a related party.
All property was sold in July 1999 to a related party (see Note 4).

NOTE 2 - GOING CONCERN

As shown in the accompanying balance sheet, the Company has an accumulated deficit of $2,504,609 at September 30, 2004. The Company has incurred losses from operations. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Management is looking for a merger candidate (see Note 6 "Subsequent
Event").

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

Earnings (Loss) Per Share.

The Company had adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings (Loss) Per Share". SFAS No. 128 establishes accounting standards for computing and presenting earnings per share. Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included.
Stockholders' Equity.

On October 24, 2002, the Company increased its authorized shares from 20,000,000 to 500,000,000 and changed its par value from $0.01 to $0.001 and a re-domiciling of the Company to Nevada. The change in par value resulted in an increase in paid in capital of $109,931 and a decrease in common stock of $109,931.

On September 22, 2004 the Company affected a reverse split issuing 1 share of common stock with a par value of $0.001 for every six shares of common outstanding stock. The reverses split resulted in an increase of paid in Capital of $ 10,179 and a decrease in common stock of $ 10,179.

The accompanying financial statements reflect the above change in par value and the reverse stock split on a retroactive basis.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has signed a consulting agreement with a Director of the company for services rendered to date. The consulting agreement allows for the issuing of 800,000 unrestricted shares of common stock to the director for past services. The stock may be issued upon the registration of such shares under a Form S-8 to be filed with the Securities and Exchange Commission. As the consulting contract does not allow for payment in cash but only in stock and the stock does not have a market value, the services of the Director has been valued at the invoice price of $3,423.

The balance of the consulting liability is due to two non-related parties.

On July 1, 1999 all land and buildings of the Company were sold to Edward Webb, a majority shareholder and president of the Company, for $170,000. Mr. Webb assumed the related mortgage payable on the property and issued a note to the Company bearing interest at 6.98%. During the year ended September 30, 2001 the remaining note receivable ($101,614) was written off as $34,227 compensation and $67,387 as forgiveness of indebtedness.

NOTE 5 - INCOME TAXES

The provision for income taxes is comprised of the following:

                                  2004          2003

     Federal                      $    0        $    0
     State                             0             0

At September 30, 2004, the Company has net operating loss carryforwards for tax purposes of approximately $,2,363,000, which expire from 2016 through 2024. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur. See Note 6 "Subsequent Event" where by a change in ownership has taken place.

NOTE 6 - SUBSEQUENT EVENT

On October 1, 2004, the Company consummated an Agreement and Plan of Merger with InZon Corporation ("InZon"), a Delaware corporation, whereby, the Company acquired all the outstanding capital stock of InZon in exchange for shares in the Company's common stock totaling 26,215,944 shares. InZon is a development stage company having spent its time primarily on developing a proprietary software technology since the date of its inception on May 14, 2004. Since there is no readily available market for the Company's shares, the transaction has been currently valued at approximately $244,000 based upon InZon's net book value at September 30, 2004. This transaction will be accounted for under the purchase method of accounting that will result in allocating the purchase price based upon the net assets acquired. The net book value of InZon at September 30, 2004 is based on unaudited financial information obtained by the Company and may significantly change upon a completion of an audit of InZon's financial statements which would ultimately affect the overall purchase price. The following are unaudited condensed financial information of InZon as of September 30, 2004:

                            InZon Corporation
                              Balance Sheet
                            September 30, 2004
                               (Unaudited)

Cash                                                            $      260
Fixed assets                                                       176,320
Software costs                                                     372,500
Other assets                                                           539
 Total assets                                                      549,619

Notes payable                                                      164,120
Shareholder payable                                                141,332
  Total liabilities                                                305,452

Common stock                                                        26,216
Additional paid-in capital                                         246,119
Accumulated deficit during development stage                       (28,168)
  Total stockholders' equity                                       244,167
  Total liabilities and stockholders' equity                       549,619

                          Condensed Statement of Operations
              From May 14, 2004 (Inception) through September 30, 2004
                                 (Unaudited)

General and administrative expenses                              $   28,168
  Net loss                                                           28,168

                                     EXHIBIT INDEX

Number          Description

2.1 Agreement and Plan of Merger between the Registrant and W-J International, a Delaware corporation, dated December 1,
        2001 (incorporated by reference to Exhibit 2 of the Form 10-KSB/A filed on April 28, 2003).

2.2 Agreement and Plan of Merger between the Registrant, on the one hand, and InZon Corporation and all of its holders of common stock, on the other hand, dated September 24, 2004 (including Exhibit A: Identification of InZon Corporation Shareholders; Exhibit B: Amended and Restated Articles of Incorporation; Exhibit B-1: Restated Bylaws; Exhibit C: W-J International, Ltd. Financial Statements; Exhibit D:
        Exceptions - W-J International, Ltd. Representations and Waranties; Exhibit E: InZon Corporation Unaudited Balance Sheet and Income Statement; Exhibit F: Exceptions - InZon Corporation Representations and Waranties; Exhibit G:
        Shareholder Letter; Exhibit H: Permitted InZon Corporation Transactions; Exhibit I: Certificate of Officer Pursuant to Agreement and Plan of Merger; and Exhibit J: Certificate of Officer Pursuant to Agreement and Plan of Merger) (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 1, 2004).

3.1 Articles of Incorporation of the Registrant, dated December 20, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB/A filed on April 28, 2003).

3.2     Amended and Restated Articles of Incorporation of the
        Registrant, dated October 1, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K/A filed on January 18, 2005).

3.3     Bylaws of the Registrant, dated January 15, 2003
        (incorporated by reference to Exhibit 3.2 of the Form 10-
        KSB/A filed on April 28, 2003).

3.4     Restated Bylaws of the Registrant, dated October 1, 2004
        (incorporated by reference to Exhibit 3.2 of the Form 8-K/A filed on January 18, 2005).

10.1    Consulting Agreement between the Registrant and Stout
        Advisors & Liquidators, Inc., dated February 23, 2004
        (filed herewith)

10.2 Employment Agreement between InZon Corporation (the Delaware corporation) and David F. Levy, dated June 1, 2004
        (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on January 18, 2005).

10.3 Employment Agreement between InZon Corporation (the Delaware corporation) and James B. Smith, dated June 1, 2004
        (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on January 18, 2005).

23      Consent of George Brenner, independent auditor (filed herewith).

31.1    Rule 13a-14(a)/15d-14(a) Certification of David F. Levy
        (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Richard Dea (filed herewith).

32      Section 1350 Certification of David F. Levy and Richard Dea
        (filed herewith).