Form 10QSB
period 2004-12-31
InZon CORP
filed 2005-02-16
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                            COMMISSION FILE NUMBER: 0-17345

                                  INZON CORPORATION
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

                                      (800) 830-6242
                              (Registrant's Telephone Number)

                                   W-J International, Ltd.
        (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                       Last Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes             No      X      .

     As of December 31, 2004, the Registrant had 30,151,716 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X  .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              DECEMBER 31, 2004                                              3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2004 AND DECEMBER 31, 2003                        4

              STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              DECEMBER 31, 2004 AND DECEMBER 31, 2003                        5

              NOTES TO FINANCIAL STATEMENTS                                  6

     ITEM 2.  PLAN OF OPERATION                                              9

     ITEM 3.  CONTROLS AND PROCEDURES                                       12

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             18

     ITEM 2.  UNREGISTERED SALES OF EQUITY
              SECURITIES AND USE OF PROCEEDS                                19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           19

     ITEM 5.  OTHER INFORMATION                                             19

     ITEM 6.  EXHIBITS                                                      19

SIGNATURES                                                                  20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 INZON CORPORATION
                         (formerly W-J International, Ltd)
                                   BALANCE SHEET
                                  DECEMBER 31, 2004
                                    (Unaudited)

                                       ASSETS

Current Assets
Cash in bank                                                         $     631
Accounts receivable                                                         --
Total Current Assets                                                       631

Fixed Assets
Equipment                                                              176,320
Less: Accumulated Depreciation                                          (8,816)
  Total Fixed Assets                                                   167,503

Other Assets
Software                                                               372,500
Less Amortization                                                      (18,625)
   Total Other Assets                                                  353,875

Total Assets                                                           522,009

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                                    2,944
   Total Current Liabilities                                             2,944

Long Term Liabilities
Notes payable                                                          315,786
   Total Long Term Debt                                                315,786

Total Liabilities                                                      318,730

Stockholders' Equity
Common stock, $0.001 par value;
authorized 500,000,000 shares;
issued and outstanding 30,151,716 shares                                30,152
Additional paid-in capital                                           2,745,368
Retained  (deficit)                                                 (2,572,241)

Total Stockholders' Equity                                             203,279

Total Liabilities and Stockholder Equity                               522,009

                 See accompanying notes to financial statements


                                  INZON CORPORATION
                           (formerly W-J International, Ltd)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                        Three Months Ended
                                                                           December 31,
                                                                        2004           2003
Sales                                                                   $       --     $       --

Cost of sales                                                                   --             --

Gross Profit                                                                    --             --

Selling, General, and Administrative Expenses                               11,068            805

Depreciation and Amortization                                               27,441             --

Interest Charges (Net of Interest Income)                                      416            (23)
                                                                            38,925            782

Net Loss Before Income Taxes                                               (38,925)          (782)

Income Tax Expense (Benefit)                                                    --             --

Net Loss From Continuing Operations                                        (38,925)          (782)

Net Income (Loss)                                                          (38,925)          (782)

Net Loss per share                                                         (0.0013)       (0.0004)

Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                                               29,359,676      2,035,772




                      See accompanying notes to financial statements

                                   INZON CORPORATION
                           (formerly W-J International, Ltd)
                                STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                        Three Months Ended
                                                                           December 31,
                                                                        2004           2003
Cash Flows From Operating Activities
Net profit (loss)                                                       $     (38,925)$     (782)
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
Certificate of deposit                                                             --       (354)
Stock issued for expenses                                                         200         --
Depreciation and amortization                                                  27,441         --
Changes in current accounts                                                     1,321         --
Net Cash Used In Operating Activities                                          (9,963)      (428)

Cash Flow From Investing Activities                                                --         --

Cash Flows From Financing Activities
Loans                                                                          80,792        428
Loan - payments                                                               (70,458)        --
Loans - related parties                                                            --         --
Net Cash Provided By
  Financing Activities                                                         10,334        428

Increase (Decrease) In Cash and
  Cash Equivalents                                                                 371        --

Cash and Cash Equivalents at Beginning of Period                                   260        --

Cash and Cash Equivalents at End of Period                                         631        --

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                                                            --        --
Income taxes                                                                        --        --

Noncash Investing and Financing Activities
   200,000 shares @ $0.001 for services                                            200        --


               See accompanying notes to financial statements


                                    INZON CORPORATION
                           (formerly W-J International, Ltd)
                             NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

NOTE 1. BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation ("Company"), as of December 31, 2004 (unaudited) and the related statements of operations and cash flows for the three months ended December 31, 2004 and 2003 (unaudited) are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2004

Interim Financial Statements.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2005. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

NOTE 2:  CRITICAL ACCOUNTING POLICIES

Use of Estimates.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances, accrued liabilities, deferred revenue, loss contingencies and accounting for income taxes. Actual results could differ from these estimates.

Impaired Fair Value of Financial Instruments.

The carrying amounts for the Company's cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS No. 109.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the three quarters of fiscal years 2004 and 2003 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3.  GOING CONCERN CONSIDERATIONS

As of December 31, 2004, the Company reported an accumulated deficit of $2,572,241. The Company's ability to generate net income and positive cash flows is dependent on the ability to find a specific business opportunity, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of December 31, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - BUSINESS MERGER

On October 1, 2004, the Company consummated an Agreement and Plan of Merger with InZon Corporation, a Delaware corporation ("InZon"), whereby, the Company acquired all the outstanding capital stock of InZon in exchange for shares in the Company's common stock totaling 26,215,944 shares. InZon has spent its time primarily on developing a proprietary software technology since the date of its inception on May 14, 2004. Since there is no readily available market for the Company's shares, the transaction has been currently valued at approximately $244,000 based upon InZon's net book value at September 30, 2004. This transaction will be accounted for under the purchase method of accounting that will result in allocating the purchase price based upon the net assets acquired. The net book value of InZon at December 31, 2004 is based on unaudited financial information obtained by the Company and may significantly change upon a completion of an audit of InZon's financial statements. As part of the audit, a valuation of the software is being completed to properly recognize the software's value.

The numbers in the attached financial statements reflect the combined companies for the entire quarter since the merger was completed on October 1, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

Two of the officers and directors of the company, David Levy and James Smith, have previously entered into employment agreements with InZon; these agreements remained in effect after the completion of the merger. Each of these agreements is for a term of five years from June 1, 2004. Under these agreements, these individuals will be paid an annual salary of $240,000 and $180,000, respectively. Also, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock. In addition, each employee will be entitled to certain other medical, dental, and insurance benefits.

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

     The Registrant will focus on wholesale outbound traffic to Latin America, Asia and Europe. Initially, the Registrant will utilize 60 Hudson, New York, New York as a collocation center with initial traffic capacity to handle up to 1.2 million minutes per day under a Collocation Facilities License Agreement. The company's Tier 1 customer will be activated immediately after 90 days (during which connection & testing for quality of service will be performed).

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

Capital Expenditures.

     There were no material capital expenditures during the quarter ended December 31, 2004.

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

     The Registrant has incurred net losses: $70,045 for the fiscal year ended September 30, 2003, $46,657 for the fiscal year ended September 30, 2004, and $38,925 for the three months ended December 31, 2004. At December 31, 2004, the Registrant had an accumulated deficit of $2,572,241. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(k) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors currently own approximately 86% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's chief executive officer and its chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on December 31, 2004:

     On December 12, 2004, the Registrant issued 200,000 of shares of common stock to an officer and director for services with a total value of $200 ($0.001 per share).

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

                                       InZon Corporation


Dated:  February 11, 2005              By: /s/  David F. Levy
                                       David F. Levy, Chief Executive Officer


Dated: February 11, 2005               By: /s/ Richard Dea
                                       Richard Dea, Chief Financial Officer


                                EXHIBIT INDEX

Number             Description

2.1 Agreement and Plan of Merger between the Registrant and W-J International, a Delaware corporation, dated December 1,
        2001 (incorporated by reference to Exhibit 2 of the Form 10-KSB/A filed on April 28, 2003).

2.2 Agreement and Plan of Merger between the Registrant, on the one hand, and InZon Corporation and all of its holders of common stock, on the other hand, dated September 24, 2004 (including Exhibit A: Identification of InZon Corporation Shareholders; Exhibit B: Amended and Restated Articles of Incorporation; Exhibit B-1: Restated Bylaws; Exhibit C: W-J International, Ltd. Financial Statements; Exhibit D:
        Exceptions - W-J International, Ltd. Representations and Warranties; Exhibit E: InZon Corporation Unaudited Balance Sheet and Income Statement; Exhibit F: Exceptions - InZon Corporation Representations and Warranties; Exhibit G:
        Shareholder Letter; Exhibit H: Permitted InZon Corporation Transactions; Exhibit I: Certificate of Officer Pursuant to Agreement and Plan of Merger; and Exhibit J: Certificate of Officer Pursuant to Agreement and Plan of Merger) (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 1, 2004).

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

3.3     Bylaws of the Registrant, dated January 15, 2003
        (incorporated by reference to Exhibit 3.2 of the Form 10-
        KSB/A filed on April 28, 2003).

3.4     Restated Bylaws of the Registrant, dated October 1, 2004
        (incorporated by reference to Exhibit 3.2 of the Form 8-K/A filed on January 18, 2005).

10.1    Consulting Agreement between the Registrant and Stout
        Advisors & Liquidators, Inc., dated February 23, 2004
        (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on January 21, 2005)

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

23      Consent of George Brenner, CPA (incorporated by reference to
        Exhibit 23 of the Form 10-KSB filed on January 21, 2005).

31.1    Rule 13a-14(a)/15d-14(a) Certification of David F. Levy
        (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Richard Dea (filed herewith).

32      Section 1350 Certification of David F. Levy and Richard Dea
        (filed herewith).