Form 10QSB
period 2005-03-31
InZon CORP
filed 2005-05-16
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                             COMMISSION FILE NUMBER: 0-17345

                                   INZON CORPORATION
                  (Exact Name of Company as Specified in Its Charter)

                 Nevada                              41-1578316
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer
              or Organization)                      Identification No.)

       238 Northeast 1st Avenue, Delray Beach, Florida              33444
         (Address of Principal Executive Offices)                (Zip Code)

                                       (800) 830-6242
                                (Company's Telephone Number)



     (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                     Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes             No      X      .

     As of March 31, 2005, the Company had 30,151,716 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X  .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  REVIEW REPORT OF INDEPENDENT REGISTERED
                  PUBLIC ACCOUNTING FIRM                                    3

                  BALANCE SHEET AS OF
                  MARCH 31, 2005                                            4

                  STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2004                         5

                  STATEMENTS OF CASH FLOWS
                  FOR SIX MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2004                         6

                  NOTES TO FINANCIAL STATEMENTS                             7

         ITEM 2.  PLAN OF OPERATION                                        10

         ITEM 3.  CONTROLS AND PROCEDURES                                  19

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        20

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          21

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      21

         ITEM 5.  OTHER INFORMATION                                        21

         ITEM 6.  EXHIBITS                                                 21

SIGNATURES                                                                 21


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               George Brenner, CPA
                            A Professional Corporation
                         10680 W. PICO BOULEVARD, SUITE 260
                           LOS ANGELES, CALIFORNIA 90064
                          310/202-6445 - Fax 310/202-6494


       REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of InZon Corporation, formerly W-J International, Ltd.

I have reviewed the accompanying balance sheet of InZon Corporation. formerly W-J International, Ltd., as of March 31, 2005, and the related statements of operations for the three and six months ended March 31, 2005 and 2004, and cash flows for the six months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Note 3 also includes the steps the Company is taking to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
May 10, 2005


                               INZON CORPORATION
                      (formerly W-J International, Ltd.)
                                 BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                      ASSETS

Current Assets
Cash in bank                                                      $   49,941
Accounts receivable                                                       --
Total Current Assets                                                  49,941

Fixed Assets
Equipment                                                            176,320
Less: Accumulated Depreciation                                       (17,632)
   Total Fixed Assets                                                158,688

Other Assets
Software                                                             372,500
Less amortization                                                    (37,250)
   Total Other Assets                                                335,250

Total Assets                                                     $   543,879

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Compensation payable-officers                                        210,000
Note payable - equipment                                             163,762
Notes payable-related parties                                         66,232
Notes payable -other                                                  85,792
   Total Current Liabilities                                         549,226

Long Term Liabilities
Convertible debenture                                                 50,000
   Total Long Term Debt                                               50,000

   Total Liabilities                                                 599,226

Stockholders' Equity
Common stock, $0.001 par value;
authorized 500,000,000 shares;
issued and outstanding 30,151,716 shares                              30,152
Additional paid-in capital                                         2,716,662
Retained  (deficit)                                               (2,802,161)

Total Stockholders' Equity                                           (55,347)

Total Liabilities and Stockholders' Equity                           543,879

See accompanying notes to financial statements


                                 INZON CORPORATION
                        (formerly W-J International, Ltd.)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended            Six Months Ended
                                                            March 31,                   March  31,
                                                    2005               2004        2005            2004
Sales                                                     --                 --           --            --
Cost of sales                                          7,886                 --        9,787            --

Gross Profit                                          (7,886)                --       (9,787)           --

Selling, General, and Administrative Expenses        117,883              2,135       232,050        2,941

Depreciation and Amortization                         27,441                 --        54,882           --

Interest Charges (Net of Interest Income)                416                (20)          833          (44)

                                                     145,740              2,115       287,765        2,897

Net Loss Before Income Taxes                        (153,626)            (2,115)     (297,552)      (2,897)

Income Tax Expense (Benefit)                              --                 --            --           --

Net Loss From Continuing Operations                 (153,626)            (2,115)     (297,552)      (2,897)

Net Income (Loss)                                   (153,626)            (2,115)     (297,552)      (2,897)

Net Loss per share                                   (0.0051)            (0.001)      (0.0099)      (0.001)

Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                         30,151,716           2,035,772   29,917,013    2,035,772



See accompanying notes to financial statements


                                         INZON CORPORATION
                                (formerly W-J International, Ltd.)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                        2005             2004

Cash Flows From Operating Activities
Net profit (loss)                                      $  (297,552)   $ (2,897)
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
Certificate of deposit                                          --      (1,902)
Compensation payable - officers                            210,000          --
Stock for services                                             200          --
Depreciation and amortization                               54,882          --
Accounts payable and accrued expense                        21,817         995
Net Cash Used In
  Operating Activities                                     (10,653)          0

Cash Flow From Investing Activities                             --          --

Cash Flows From Financing Activities
Convertible debentures                                      50,000          --
Loan - payments                                            (75,458)         --
Loans                                                       85,792          --
Net Cash Provided By
  Financing Activities                                      60,334          --

Increase (Decrease) In Cash and
  Cash Equivalents                                          49,681          --

Cash and Cash Equivalents at Beginning of Period               260          --

Cash and Cash Equivalents at End of Period                  49,941          --

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest                                                        --          --
Income taxes                                                    --          --

Supplemental Information (Nonmonetary Transactions)
Loans                                                      305,482          --
  Issuance of stock (26,215,944 shares at $0.0093
  per share)                                               243,672          --
Noncash Investing and Financing Activities
  200,000 shares at $0.001                                     200          --

See accompanying notes to financial statements


                                INZON CORPORATION
                       (formerly W-J International, Ltd.)
                         NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation ("Company"), as of March 31, 2005 (unaudited) and the related statements of operations and cash flows for the six months ended March 31, 2005 and 2004 (unaudited) are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2004.

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

NOTE 2 - CRITICAL ACCOUNTING POLICIES

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

Income Taxes.

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Effective January 1, 1993, the Company adopted SFAS No. 109.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first three quarters of fiscal years 2004 and 2003 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3 - GOING CONCERN CONSIDERATIONS

As of March 31, 2005, the Company had no revenue, a negative current ratio of approximately $500,000 and a positive cash flow of approximately $50,000. These factors raise substantial doubt about its ability to continue as a going concern.

The Company is pursuing its business plan in the telecommunication business and has obtained initial funding (Note 6 "Convertible Debenture") and commenced revenue producing operations early May, 2005. The continued success of these steps cannot be determined or guaranteed at this time.

NOTE 4 - BUSINESS MERGER

On October 1, 2004, the Company consummated an Agreement and Plan of
Merger with InZon Corporation, a Delaware corporation ("InZon"), whereby, the Company acquired all the outstanding capital stock of InZon in exchange for shares in the Company's common stock totaling 26,215,944 shares. InZon has spent its time primarily on developing a proprietary software technology since the date of its inception on May
14, 2004. Since there is no readily available market for the Company's shares, the transaction has been currently valued at approximately $244,000 based upon InZon's net book value at September
30, 2004. This transaction will be accounted for under the purchase method of accounting that will result in allocating the purchase price based upon the net assets acquired. The net book value of InZon at March 31, 2005 is based on unaudited financial information obtained by the Company and may significantly change upon a completion of an audit of InZon's financial statements. As part of the audit, a valuation of the software is being completed to properly recognize the software's value.

NOTE 5 - RELATED PARTY TRANSACTIONS

Two of the officers and directors of the Company, David Levy and James Smith, have previously entered into employment agreements with InZon; these agreements remained in effect after the completion of the merger. Each of these agreements is for a term of five years from June 1, 2004. Under these agreements, these individuals will be paid an annual salary of $240,000 and $180,000, respectively. Also, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock. In addition, each employee will be entitled to certain other medical, dental, and insurance benefits. These salaries have been accrued but not paid.

NOTE 6 - CONVERTIBLE DEBENTURE

On March 10, 2005 the Company issued to a private investor a $560,000 convertible debenture bearing interest at 9% per annum with a maturity date of March 9, 2008. Interest is payable on the principal amount outstanding on a quarterly basis, commencing July 1, 2005. The holder of the debenture may convert up to $500,000 of the original principal amount of the debenture to common stock of the Company at a negotiated conversion price with certain registration rights. The nonconvertible portion of the debenture in the amount of $60,000 is payable in 12 equal monthly installments of $5,000 plus interest commencing on the first day of the second calendar month following the month in which the Company receives the entire proceeds of the debenture. As of March 29, 2005, the holder had advanced the Company $50,000 under the issued debenture; based on an unwritten agreement with the Company, the remainder of the funds will be available to the Company, upon request, on an as needed basis.

ITEM 6.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

     On September 10, 2004 the Company entered into a merger agreement effective October 1, 2004 with InZon Corporation, a Delaware corporation domiciled in Delray Beach, Florida ("InZon"). The merger was effected on October 1, 2004

     The Company's VoIP technology provides complete voice, fax, data and conference call services on an ASP platform utilizing its own worldwide hybrid VoIP/TDM network. Presently the Voice over Internet Protocol ("VoIP") is a fragmented market with a number of small companies providing services without a strong backbone network. Most of these companies are targeting the US domestic market, which is very difficult to compete in and does not provide viable margins.

     The Company's hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology), uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and further enhance our ability to remain competitive. These systems employ dynamic routing that will allow systems to immediately react to changing network conditions and reroute based on predefined criteria. A web-based mechanism will be provided to allow external access for our customers and suppliers to more readily obtain or offer new rates and codes. Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom. By streamlining this process, the Company is able to provide maximum value and compelling niche appeal to potential customers and suppliers.

     The Company will focus on wholesale outbound traffic to Latin America, Asia and Europe. Initially, the Company will utilize 60
Hudson, New York, New York as a colocation center with initial traffic capacity to handle up to 1.2 million minutes per day under a Colocation Facilities License Agreement.

     For the next phase, traffic capacity is intended to be added to handle up to 10 million minutes per day. Approximately 30% of the overall capacity is intended to be allocated to international traffic associated with VoIP product applications, with the remainder of available capacity utilized for Latin American wholesale expansion.

     The Company has secured a profit sharing agreement with a broadband provider for traffic termination into the U.S. This agreement will allow the Company to interconnect with African customers at 60 Hudson, New York, New York, for lowest cost termination into U.S. from Africa, with a high quality of service
(QoS). In addition, the Company has established an interconnection agreement with a Mexican telecommunications company that will allow the Company to service its U.S. tier 2 customers under agreement for VoIP termination into Mexico at competitive prices. Finally, the Company has secured a VoIP services agreement with an offshore service provider to deploy VoIP subscription products throughout Asia. The Company considers that all these agreements were entered into in the ordinary course of business.

Capital Expenditures.

     There were no material capital expenditures during the quarter ended March 31, 2005.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Company to Survive.

     The Company has had limited prior operations to date. Since the Company's principal activities to date have been limited to organizational activities, and seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. Accordingly, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Company has incurred net losses: $70,045 for the fiscal year ended September 30, 2003, $46,657 for the fiscal year ended September 30, 2004, and $297,552 for the six months ended March 31, 2005. At December 31, 2004, the Company had an accumulated deficit of $2,802,161. The deficit is primarily accumulated losses prior to the acquisition of InZon. The current losses are due to the start up of the new business acquired through the merger.

     As a result of the fixed nature of many of the Company's expenses, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Company's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Company's business, operations and financial condition.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     The working capital requirements associated with the merger effective October 1, 2004 of the Company may be significant. The Company anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations.

     On March 10, 2005 the Company issued to a private investor a $560,000 convertible debenture bearing interest at 9% per annum with a maturity date of March 9, 2008. Interest is payable on the principal amount outstanding on a quarterly basis, commencing July 1, 2005. The holder of the debenture may convert up to $500,000 of the original principal amount of the debenture to common stock of the Company at a negotiated conversion price with certain registration rights. The nonconvertible portion of the debenture in the amount of $60,000 is payable in 12 equal monthly installments of $5,000 plus interest commencing on the first day of the second calendar month following the month in which the Company receives the entire proceeds of the debenture. As of March 29, 2005, the holder had advanced the Company $50,000 under the issued debenture; based on an unwritten agreement with the Company, the remainder of the funds will be available to the Company, upon request, on an as needed basis.

     Any future financing (other than the debenture discussed above), when and if needed, may not be available, or on terms acceptable to management. In the event that the Company's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.
In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's access to financing proves to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(c) Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

     In his report dated January 11, 2005, the Company's independent auditor stated that the financial statements for the year ended September 30, 2004 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible.

(d)  Competition May Affect Operation of Company.

     The market in the VoIP industry is intensely competitive and the Company expects competition to continue to increase. In addition some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the VoIP market. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(e)  Technological and Market Changes May Affect Operation of Company.

     The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for the Company to be competitive.

     Risks associated with the development and introduction of new products include delays in development and changes in VoIP technology, and operating system technologies that could require the Company to modify existing products. There is also the risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(f)  New Versions of Company's Services May Contain Errors or Defects.

     The Company's VoIP technology is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Company's services. The Company may in the future discover errors in new services after their commencement or be required to compensate customers for such limitations or errors, as a result of which the Company's business, cash flow, financial condition and results of operations could be materially adversely affected.

(g)  No Assurance of Successful and Timely Services Development.

     The Company's services and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

     There can be no assurance that the Company's development efforts will be successfully completed. The Company's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Company will be able to complete or successfully commercialize its services. The inability of the Company to successfully complete the development of new services or to do so in a timely manner, could force the Company to scale back operations, or cease operations entirely.

(h)  Market Acceptance May Affect Plan of Business.

     The Company's success is dependent on the market acceptance of its services. Despite the increasing demand for VoIP technology, this industry is not long established and market acceptance of the Company's services will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness.
Even if the advantages of the Company's services are established, the Company is unable to predict how quickly, if at all, the services will be accepted by the marketplace.

(i)  Ability to Compete Dependent on Protection of Proprietary Rights.

     The Company's ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop a service that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, certain of the Company's know-how and proprietary technology may not be patentable.

     The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

     There is a risk that some of the Company's products may infringe the proprietary rights of third parties. In addition, whether or not the Company's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company's failure to do so could have a negative affect on its business and revenues.

(j)  Dependence on Suppliers May Affect Operation of Company.

     The Company depends upon broadband Internet connections for moving the traffic of its customers. There are numerous suppliers of broadband Internet connection with which the Company can use to meet its needs for meeting its customer's needs. The Company does not foresee an shortage of capacity in the near future but should such a change occur, it could dramatically impact the Company's business. The Company only has limited control over any supplier as to quality controls and various other factors.

(k) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     The Company's officers and directors currently own approximately 86% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

     Therefore, the success of the Company, to a large extent, will depend on the quality of its directors and officers. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

(l) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

     The Company's success is dependent upon the hiring of key administrative personnel. Only two of the Company's officers, directors, and key employees have an employment agreement with the Company (CEO and COO); therefore, there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

(m) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

     Under the Company's Articles of Incorporation, as amended and restated, and its Bylaws, as restated, the Company is permitted to indemnify its directors, officers, employees and agents. In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors. Any indemnification of directors, officer, employees, or agents could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(n) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Company, any proposed investments for its evaluation.

(o)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Company Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(p)  Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

     The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(q)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Company's Stock.

     The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

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

     There has been no public market for the common stock of the Company. The Company is applying for listing on the Over the Counter Bulletin Board. However, until such times as the common stock of the Company is so listed, if it is successful in such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(r)  Shares Eligible For Future Sale May Afect Price of Common Stock.

     All of the shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933.
Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Off-Balance Sheet Arrangements.

     The Company does not have any off-balance sheet arrangements.

Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"); suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include the use of estimates in the preparation of financial statements. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

     The preparation of the financial statements contained in this report requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal (chief) executive officer and principal (chief) financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer and principal (chief) financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2005:

     On March 10, 2005 the Company issued to a private investor a $560,000 convertible debenture bearing interest at 9% per annum with a maturity date of March 9, 2008. For further details, see "Plan of Operation, Risk Factors Connected with Plan of Operation."

     No commissions were paid in connection with this sale. This sale was undertaken under Rule 506 of Regulation D under the Securities Act of 1933. The transaction did not involve a public offering and investor represented that he/she was an "accredited" investor as defined in Rule 502 of Regulation D.

     There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

Subsequent Event.

     On April 12, 2005, the Company's common stock was cleared by the OTC Compliance Unit of the National Association of Securities Dealers, Inc. for trading on the Over the Counter Bulletin Board under the symbol "IZON". On May 12, 2005, the Company's common actually commenced trading.

ITEM 6.  EXHIBITS

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       InZon Corporation


Dated:  May 12, 2005                   By: /s/  David F. Levy
                                       David F. Levy, Chief Executive Officer


Dated:  May 12, 2005                   By: /s/ Richard Dea
                                       Richard Dea, Chief Financial Officer


                                  EXHIBIT INDEX

Number          Description

2.1     Agreement and Plan of Merger between the Company and W-J
        International, a Delaware corporation, dated December 1,
        2001 (incorporated by reference to Exhibit 2 of the Form 10-KSB/A filed on April 28, 2003).

2.2 Agreement and Plan of Merger between the Company, on the one hand, and InZon Corporation and all of its holders of common stock, on the other hand, dated September 24, 2004 (including Exhibit A: Identification of InZon Corporation Shareholders; Exhibit B: Amended and Restated Articles of Incorporation; Exhibit B-1: Restated Bylaws; Exhibit C: W-J International, Ltd. Financial Statements; Exhibit D:
        Exceptions - W-J International, Ltd. Representations and Warranties; Exhibit E: InZon Corporation Unaudited Balance Sheet and Income Statement; Exhibit F: Exceptions - InZon Corporation Representations and Warranties; Exhibit G:
        Shareholder Letter; Exhibit H: Permitted InZon Corporation Transactions; Exhibit I: Certificate of Officer Pursuant to Agreement and Plan of Merger; and Exhibit J: Certificate of Officer Pursuant to Agreement and Plan of Merger) (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 1, 2004).

3.1 Articles of Incorporation of the Company, dated December 20, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB/A filed on April 28, 2003).

3.2     Amended and Restated Articles of Incorporation of the
        Company, dated October 1, 2004 (incorporated by reference to
        Exhibit 3.1 of the Form 8-K/A filed on January 18, 2005).

3.3 Bylaws of the Company, dated January 15, 2003 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB/A filed on April 28, 2003).

3.4     Restated Bylaws of the Company, dated October 1, 2004
        (incorporated by reference to Exhibit 3.2 of the Form 8-K/A filed on January 18, 2005).

10.1 Consulting Agreement between the Company and Stout Advisors & Liquidators, Inc., dated February 23, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on January 21, 2005)

10.2 Employment Agreement between InZon Corporation (the Delaware corporation) and David F. Levy, dated June 1, 2004
        (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on January 18, 2005).

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