Form 10QSB
period 2005-06-30
InZon CORP
filed 2005-08-19
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                       COMMISSION FILE NUMBER: 000-17345

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


                                 (561) 279-8200
                          (Company's Telephone Number)


(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes [  ]    No  [X].

As of July 19, 2005, the Company had 31,649,150 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X].

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION							 PAGE

ITEM 1.  FINANCIAL STATEMENTS

        BALANCE SHEET AS OF JUNE 30, 2005                       3

        STATEMENTS OF OPERATIONS FOR THE THREE AND
        NINE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004       4

        STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED
        JUNE 30, 2005 AND JUNE 30, 2004                         5

        NOTES TO FINANCIAL STATEMENTS                           6

            ITEM 2.  PLAN OF OPERATION                          9

            ITEM 3.  CONTROLS AND PROCEDURES                   18

PART II - OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS                         19

            ITEM 2.  UNREGISTERED SALES OF EQUITY
                             SECURITIES AND USE OF PROCEEDS    19

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES           19

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS               20

            ITEM 5.  OTHER INFORMATION                         20

            ITEM 6.  EXHIBITS                                  20

                     SIGNATURES                                21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               INZON CORPORATION
                       (formerly W-J International, Ltd)
                                 BALANCE SHEET
                                 June 30, 2005
                                  (Unaudited)
                                  -----------

                                    ASSETS
                                    ------

Current Assets
  Cash in bank                                      $       343,513
  Accounts receivable                                            --
  Deposits                                                   11,000
                                                    ----------------
    Total Current Assets                                    354,513

Fixed Assets
  Equipment                                                 176,320
  Less: Accumulated Depreciation                            (26,448)
                                                    ----------------
    Total Fixed Assets                                      149,872

Other Assets
  Application Software                                      372,500
  Less amortization                                         (55,875)
                                                    ----------------
    Total Other Assets                                      316,625
                                                    ----------------

      Total Assets                                  $       821,010
                                                    ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued expenses             $        58,778
  Employee contracts payable                                455,000
  Loan                                                       37,792
Convertible Debenture - current portion                      70,000
                                                    ----------------
    Total Current Liabilities                       $       621,570
                                                    ----------------

Long Term Liabilities
  Loan from Shareholder                                     163,762
  Convertible debenture                                     500,000
                                                    ----------------
    Total Long Term Liabilities                             663,762

    Total Liabilities                                     1,285,332
                                                    ----------------

Stockholders' Equity (Deficit)
  Common stock, $0.001 par value;
   authorized 500,000,000 shares;
   issued and outstanding 31,649,150 shares                  31,649
  Additional paid-in capital                             2,,842,908
  Retained  (deficit)                                    (3,338,879)
                                                    ----------------

    Total Stockholders' Equity (Deficit)                   (464,322)
                                                    ----------------
      Total Liabilities and
       Stockholders' Equity (Deficit)               $       821,010
                                                    ================

                 See accompanying notes to financial statements

                               INZON CORPORATION
                      (formerly W-J International, Ltd)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                    Three Months Ended                  Nine Months Ended
                                                        June 30,                          June 30,
                                                 2005               2004             2005                   2004
Sales                                            $        --        $       --       $          --          $      --
                                                 ------------       -----------      --------------         ----------
Cost of sales                                         35,499                --              37,400                 --
                                                 ------------       -----------      --------------         ----------
  Gross Profit                                       (35,499)               --             (37,400)                --
                                                 ------------       -----------      --------------         ----------

Selling, General, and Administrative Expenses        333,361               515             573,297              3,456

Depreciation and Amortization                         27,441                --              82,323                 --

Interest Charges (Net of Interest Income)                417               (16)              1,250                (60)
                                                 ------------       -----------      --------------         ----------

Net Loss Before Income Taxes                        (396,718)             (499)           (694,270)            (3,396)


Income Tax Expense (Benefit)                             --                 --                  --                 --
                                                 ------------       -----------      --------------         ----------

Net Loss From Continuing Operations                 (396,718)             (499)           (694,270)            (3,396)

Net Income (Loss)                                $  (396,718)       $     (499)      $    (694,270)         $  (3,396)
                                                 ============       ===========      ==============         ==========

Net Loss per share                               $     (0.01)       $    (0.00)      $       (0.02)         $   (0.00)
                                                 ============       ===========      ==============         ==========

Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                         30,892,205        12,214,632          30,398,546         12,214,632
                                                 ============       ===========      ==============         ==========








                 See accompanying notes to financial statements

                               INZON CORPORATION
                      (formerly W-J International, Ltd)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended
                                                              June 30,
                                                        2005          2004
                                                      --------      --------
Cash Flows From Operating Activities
  Net profit (loss)                                   $ (694,270)   $ (3,396)
  Adjustments to reconcile net profits (loss)
   to net cash used in operating activities:
    Certificate of deposit                                            (3,116)
    Compensation payable - officers                      315,000
Stock for services                                       127,943
Depreciation and amortization                             82,323
 Accounts payable and accrued expense                     57,155         280
                                                      -----------   ---------
Net Cash Used In
  Operating Activities                                  (111,848)          0
                                                      -----------   ---------

Cash Flow From Investing Activities
  Deposits                                               (11,000)
                                                      -----------
     Net Cash Flow From Investing Activities             (11,000)         --

Cash Flow From Financing Activities
  Convertible debentures                                 570,000          --
  Loan - payments                                       (141,690)
  Loan                                                    37,792
Cash from merger                                             260
                                                       ----------
     Net Cash Provided By Financing Activities           466,362          --

Increase (Decrease) In Cash and
  Cash Equivalents                                       343,514          --

Cash and Cash Equivalents at Beginning of Period            0.00          --
                                                       ----------   ---------

Cash and Cash Equivalents at End of Period             $ 343,513    $     --
                                                       ==========   =========

Supplemental Disclosures of Cash Flow Information
  26,187,987 shares @ $0.00395 per share for merger      103,627          --
  1,697,434 shares @ $0.0754 per share for services      127,943          --
  1,700,000 shares @ $0.0624 per share for
   liability to professionals                            106,000          --
                                                       ----------   ---------
     Total Supplemental Disclosures                    $ 337,570    $     --
                                                       ==========   =========


                 See accompanying notes to financial statements

                               INZON CORPORATION
                       (formerly W-J International, Ltd)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation ("Company"), as of June 30, 2005 (unaudited) and the related statements of operations and cash flows for the nine months ended June 30, 2005 and 2004 (unaudited) are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

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

                               INZON CORPORATION
                       (formerly W-J International, Ltd)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



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

NOTE 3 - GOING CONCERN CONSIDERATIONS

As of June 30, 2005, the Company reported an accumulated deficit of $3,338,879. The Company's ability to generate net income and positive cash flows is dependent on the ability to execute its current business plan, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives. Although management believes it sill accomplish these

                               INZON CORPORATION
                       (formerly W-J International, Ltd)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



goals, the success of these plans is not guaranteed. As of June 30, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern.



NOTE 4 - BUSINESS MERGER

On October 1, 2004, the Company consummated an Agreement and Plan of Merger with InZon Corporation, a Delaware corporation ("InZon"), whereby, the Company acquired all the outstanding capital stock of InZon in exchange for shares in the Company's common stock totaling 26,215,944 shares. InZon has spent its time primarily on developing a proprietary software technology since the date of its inception on May 14, 2004. Since there is no readily available market for the Company's shares, the transaction has been currently valued at approximately $104,000 based upon InZon's net book value at September 30, 2004. This transaction will be accounted for under the purchase method of accounting that will result in allocating the purchase price based upon the net assets acquired. The net book value of InZon at June 30, 2005 is based on unaudited financial information obtained by the Company and may significantly change upon a completion of an audit of InZon's financial statements. As part of the audit, a valuation of the software is being completed to properly recognize the software's value.

The numbers in the attached financial statements reflect the combined companies for the entire three quarters since the merger was completed on October 1, 2004.

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

NOTE 6 - CONVERTIBLE DEBENTURES

On March 10, 2005 the Company issued to a private investor a $560,000 convertible debenture bearing interest at 9% per annum with a maturity date of March 9, 2008. As of June 8, 2005, the holder had advanced the Company $350,000 under the debenture and the investor and the Company mutually agreed that to close the debenture at that time. The holder of the debenture may convert the principal amount of the debenture to common stock of the Company at a conversion price of $0.2857 per share with certain registration rights. Interest is due

                               INZON CORPORATION
                       (formerly W-J International, Ltd)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



on the principal amount outstanding on a quarterly basis commencing on the first day of the second calendar month following the month in which the Company received the proceeds of the debenture.

On June 15, 2005 the Company received $220,000 from a private investor and issued to such investor a $220,000 convertible debenture bearing interest at 9% per annum with a maturity date of June 14, 2008. The
holder of the debenture may convert the principal   amount of the
debenture to common stock of the Company at a conversion price of $0.2857 per share with certain registration rights. Interest is due on the principal amount outstanding on a quarterly basis commencing on the first day of the second calendar month following the month in which the Company received the proceeds of the debenture.

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

As of June 30, 2005 the Company had approximately $344,500 in cash on deposit. We believe that this amount will satisfy our cash requirements for a minimum of six months. To execute our business plan in full we anticipate that we will be required to raise additional funding during the next twelve months. The Company is in active discussions with private investors to provide these funds.

Capital Expenditures.

	There were no material capital expenditures during the quarter ended June 30, 2005.

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

	The Company has incurred net losses: $70,045 for the fiscal year ended September 30, 2003, $46,657 for the fiscal year ended September 30, 2004, and $694,270 for the nine months ended June 30, 2005. At December 31, 2004, the Company had an accumulated deficit of $2,504,609. The increased losses are due to the start up of the new business acquired through the merger. These losses raise substantial doubt about the Company's ability to continue as a going concern.

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

	On March 10, 2005 the Company issued to a private investor a $560,000 convertible debenture bearing interest at 9% per annum with a maturity date of March 9, 2008. As of June 8, 2005, the holder had advanced the Company $350,000 under the debenture and the investor and the Company mutually agreed that to close the debenture at that time. The holder of the debenture may convert the principal amount of the debenture to common stock of the Company at a conversion price of $0.2857 per share with certain registration rights. Interest is due on the principal amount outstanding on a quarterly basis commencing on the first day of the second calendar month following the month in which the Company received the proceeds of the debenture.

	On June 15, 2005 the Company received $220,000 from a private investor and issued to such investor a $220,000 convertible debenture bearing interest at 9% per annum with a maturity date of June 14, 2008. The holder of the debenture may convert the principal amount of the debenture to common stock of the Company at a conversion price of $0.2857 per share with certain registration rights. Interest is due on the principal amount outstanding on a quarterly basis commencing on the first day of the second calendar month following the month in which the Company received the proceeds of the debenture.

	Any future financing, when and if needed, may not be available, or on terms acceptable to management. In the event that the Company's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing.

        If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.
In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

*       curtail operations significantly;

*       sell significant assets;

* seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

* explore other strategic alternatives including a merger or sale of the Company.

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

(c)	Independent Auditors Have Expressed Substantial Doubt Ability to
Continue as a Going Concern.

        In his report dated January 11, 2005, the Company's independent auditor stated that the financial statements for the year ended September 30, 2004 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(k)	Control by Officers and Directors Over Affairs of the Company May
Override Wishes of Other Stockholders.

	The Company's officers and directors currently own approximately 69.5% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

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

        All of the shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on exemptions from registration under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

	None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        The Company made the following sales of unregistered (restricted) securities during the quarter ended on June 30, 2005:

        On March 10, 2005 the Company issued to a private investor a convertible debenture bearing interest at 9% per annum with a maturity date of March 9, 2008. During the quarter ended June 30, 2005 the investor advanced $300,000 to the company under such convertible debenture, bringing the total amount advanced to the Company to $350,000. On June 15, 2005 the Company issued to a private investor a convertible debenture in the principal amount of $220,000 bearing interest at 9% per annum with a maturity date of June 14, 2008. The principal amount of each Convertible Debenture is convertible into common stock of the Company at a conversion price of $0.2857 per share with certain registration rights. For further details, see "Plan of Operation, Risk Factors Connected with Plan of Operation."

No commissions were paid in connection with this sale. This sale was undertaken under Section 4(2) the Securities Act of 1933. The transaction did not involve a public offering and investor represented that he/she was an "accredited" investor.

	On May 17, 2005, the Company issued 1,497,434 shares of its common stock to a consultant as payment for services valued at $127,743.

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

InZon Corporation


Dated:  August 18, 2005                   By: /s/  David F. Levy
                                             --------------------
                                             David F. Levy,
                                             Chief Executive Officer


Dated:  August 18, 2005                    By: /s/ Richard Dea
                                              --------------------
                                              Richard Dea,
                                              Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

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
        Delaware corporation) and David F. Levy, dated June 1, 2004 (incorporated by reference to Exhibit 10.1 of the Form 8-
        K/A filed on January 18, 2005).

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