Form 10KSB
period 2005-09-30
InZon CORP
filed 2006-01-13
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the
past 90 days.  Yes [X]   No [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes [ ] No [X].

	The Registrant's revenues for the fiscal year ended September 30, 2005 were $ 566,344. As of December 30, 2005 the Registrant had 34,649,150 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 10,411,447 as of December 30, 2005

Transitional Small Business Disclosure Format (check one): Yes  [ ]
No [X].

TABLE OF CONTENTS

PART I.										 	PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                               3

ITEM 2.   DESCRIPTION OF PROPERTY                               6

ITEM 3.   LEGAL PROCEEDINGS                                     6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS                7

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 7.   FINANCIAL STATEMENTS                                  19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE         19

ITEM 8A. CONTROLS AND PROCEDURES                                20

ITEM 8B  OTHER INFORMATION                                      20

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                 AND CONTROL PERSONS; COMPLIANCE WITH
                 SECTION 16(A) OF THE EXCHANGE ACT              20

ITEM 10. EXECUTIVE COMPENSATION	23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT, AND
                 RELATED STOCKHOLDER MATTERS                    23

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         26

ITEM 13. EXHIBITS                                               26

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                27

SIGNATURES                                                      28

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.


        InZon Corporation, (Registrant) a Delaware corporation was formed on May 14, 2004 and commenced operations as of inception. The Registrant is a global communications corporation with three distinct divisions; Telecom, Digital Media and Wireless. The Registrant utilizes Voice over Internet Protocol
(VoIP) technologies to provide complete voice, fax, data and conference call services on an ASP platform using its own worldwide hybrid VoIP/TDM network. The Registrant's hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology) uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and employs dynamic routing that will allow its systems to immediately react to changing network conditions and reroute based on predefined criteria. Its Digital Media division was established to leverage the Registrant's VoIP network platform and infrastructure to provide transport for broadcast video content. The Company's Wireless division utilizes software developed by its VoIP division to provide VoIP services to wireless applications.

        On September 24, 2004 the Registrant entered into a reverse merger agreement effective October 1, 2004 with W-J
International, Inc, a Nevada corporation.(see Exhibit 2.2).
The effective date of the merger was October 1, 2004.
Under the terms of the agreement, W-J International was merged into the Registrant The merger plan specified the issuance of one new share of common stock of the Registrant for each share of outstanding common stock of W-J
International.

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

         The Registrant's hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology) uses leading edge monitoring and management software system employing dynamic routing to allow for immediate reaction to changing network conditions and rerouting based on predefined criteria. These systems employ dynamic routing that allows systems to immediately react to changing network conditions and reroute based on predefined criteria. A web-based mechanism allows external access for customers and suppliers to more readily obtain or offer new rates and codes. Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom. By streamlining this process, the Registrant is able to provide maximum value and compelling niche appeal to potential customers and suppliers.

         The Registrant network utilizes 60 Hudson Street, New York City as a co-location center and its equipment are comprised by Cisco
Gateways, SS7 and Emergent Soft Switches providing high performance telephony applications on its own network.

         The Registrant established a Media division as part of the company's strategic plan to expand its business into sectors where similar technologies and infrastructures converge.

         The Registrant's Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment.

         SAE Group, Inc. (Software Application Engineering) was established in 1985, to provide computer software development and related consulting services for a variety of commercial and governmental service organizations. In 1986, SAE received its first opportunity in the satellite broadcast industry when it was contracted to develop a traffic scheduling and billing computer application for Hughes Television Network(r) (HTN), then a leading sports backhaul provider. The HTN application became the seed from which SATCON and later SatConCS applications were developed and, as word spread of SAE's successful development and implementation of the HTN system, other broadcast companies came to SAE for customized solutions.

(b)	Distribution Methods.

         The Registrant operates its own switches located at 60 Hudson New York, New York through which the traffic it generates is moved. The Registrants proprietary developed software monitors and routes the traffic as the conditions change.

(c)	Status of Publicly Announced New Products.

         The Registrant is fully operational and utilizing the traffic switches and software that it had developed for the business. Its web site products are functional and being used by customers.

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

         The Registrant is dependent on broadband internet connections for moving the traffic of its customers. There are numerous suppliers of broadband internet connection which the Registrant can use for meeting its customer's needs. The Registrant does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Registrant's business.

(f)	Dependence on Major Customers.

The Registrant is at this time dependent on two major customers for its business. For the fiscal year ended on September 30, 2005 these two customers accounted for approximately 70% of the Registrant's revenues. It is anticipated the Registrant will develop a broad base of customers to minimize the dependency on major customers.

(g)	Intellectual Property.

         The Registrant's business is dependent on the proprietary software developed and owned by the Registrant for the specific work of routing traffic generated by its customers and terminated at its destination. The Registrant does not hold any patents or licenses agreements related to its business.

(h)	Need for Governmental Approval.

         The Registrant believes that its business operations do not require governmental approval.

(i)	Effect of Governmental Regulation on Business.

         The Registrant is not aware of any existing governmental regulation and does not anticipate any governmental regulation that materially affects the Registrant's ability to conduct its business operations. This does not however, mean that the industry will not be subject to future regulations by some governmental agencies.

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

Employees.

         The Registrant has 10 full time employees. We presently have no labor contract with any unions and we do not anticipate unionization of our personnel in the foreseeable future. We believe our relationship with our employees is good.

ITEM 2.  DESCRIPTION OF PROPERTY.

	The Registrant leases office space at 238 N.E. 1st Avenue, Delray, Florida under a month-to-month lease. The rate for this lease is $2,500.00 per month. This office space is adequate for the current needs of the Registrant. The Registrant contemplates completing a lease at this location in the coming year. At this location, the Registrant has $42,201 of office furniture and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

         The Registrant's common stock was approved for quotation on the National Association of Securities Dealers OTC Bulletin Board under the symbol: IZON commencing on May 12, 2005. Prior to that date the Registrant's common stock was not eligible for trading or quotation on any market or stock exchange. The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

         Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on September 30, 2005


                                      High           Low

Quarter Ended September 30, 2005      1.01           0.38
Quarter Ended June 30, 2005           0.42           0.11

Holders of Common Equity.

         As of December 30, 2005, the Registrant had 34,694,150 shares of common stock outstanding and approximately 552 shareholders of record.

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

Sales of Unregistered Securities.

	The Registrant made the following sales of unregistered
(restricted) securities during the fourth quarter of the fiscal year ended September 30, 2005

(a)	On December 13,2004, the Registrant issued 200,000 shares
of common stock to one individual for services rendered with a value of $ 200 ($0.001 per share).

(b)	On April 7, 2005, the Registrant issued 10,000 shares of
common stock to one individual for services rendered with a value of $10 ($0.001 per share).

(c)	On April 22, 2005, the Registrant issued 10,000 shares of
common stock to three individuals for services rendered with a value of $10 ($0.001 per share).

(d)	On June 6, 2005, the Registrant issued 1,277,434 shares of
common stock to one entity for services rendered with a value of $127,743 ($0.10 per share).

(e)	On August 23, 2005, the Registrant issued 800,000 shares
of common stock to an individual for the acquisition of assets with a combined value of $ 720,000 ($0.90 per share)

         No commissions were paid in connection with any of these sales. These sales were undertaken in reliance on Section 4(2) of the Securities Act of 1933. None of the transactions involved a public offering and each of the investors represented that he was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

         On September 10, 2004 the Registrant entered into a merger agreement effective October 1, 2004 with W-J International.

         The Registrant is a global communications provider with three divisions (Telecom, Digital Media, and Wireless Services) on an ASP platform utilizing its own worldwide hybrid VoIP/TDM network. The Voice over Internet (VoIP) industry exists in a highly fragmented market populated by many small service providers that lack strong backbone networks and are targeting the U.S. market, which is highly competitive and does not provide viable margins.

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

         The Registrant will focus on Wholesale Outbound Traffic to Latin America, Asia & Europe. Voice over Internet Protocol ("VoIP"), complete US & Worldwide Carrier Grade Hybrid VoIP/TDM Services &
Network, VoIP Phone Service Application & Distribution with monthly recurring revenues. The Registrant's market includes: Asia, Latin
America, Europe and South Africa. with Tier 1 appeal and traditional connectivity options. (SS7/C7 signaling)

         The Registrant network utilizes 60 Hudson Street, New York City as a co-location center and its equipment are comprised by Cisco
Gateways, SS7 & Emergent Soft Switches providing high performance telephony applications on its own network.
co-location

         The next phase of the Registrant's growth will increase traffic capacity to handle up to 10 million minutes per day. Approximately
30% of the overall capacity will be allocated to international traffic associated with VoIP product applications. The balance of available capacity will be used for wholesale expansion in Latin
America.

         The Registrant has secured partnership agreements with an Asian VSAT broadband provider for traffic termination into the US and with a significant US carrier already entrenched in the Mexican telecom market with substantial market presence. These partnerships will allow the company to interconnect with both customers at 60 Hudson Street, New York, New York, for lowest cost termination into US from Africa and Mexico, with a high quality of service (QoS). In addition, the Mexican partnering company owns a significant fiber based telephone service network in Mexico, which they could benefit financially by increasing their gross margins from 12% to 40% when converting to the Registrant's VoIP platform. The recurring costs associated with fiber would be reduced in the conversion to VoIP as the transit mechanism.

         On August 23, 2005, the Registrant's Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment.

         SAE Group, Inc. (Software Application Engineering) was established in 1985, to provide computer software development and related consulting services for a variety of commercial and governmental service organizations. In 1986, SAE received its first opportunity in the satellite broadcast industry when it was contracted to develop a traffic scheduling and billing computer application for Hughes Television Network(r) (HTN), then a leading sports backhaul provider. The HTN application became the seed from which SATCON and later SatConCS applications were developed and, as word spread of SAE's successful development and implementation of the HTN system, other broadcast companies came to SAE for customized solutions.

Results of Operations.

        The results of operations reflect a period of twelve months for the year ended September 30, 2005 and the period of May 14 (inception) through September 30, 2004 for the year ended September 30, 2004.


(a)      Revenues.

         For the years ended September 30, 2005 and 2004, the Registrant reported total operating revenues of $556,344 and zero respectively.
The Registrant was a dormant company until the merger on October 1, 2004 and did not initiate sales until August 2005 which lead to the dramatic increase over the previous year. During the time leading to the initial sales the Registrant was developing their customer base and contracts for the service they provide.

(b)      Selling, General and Administrative Expenses.

         The Registrant incurred total selling, general and administrative expenses ("SG&A") of $1,026,748 for the year ended September 30, 2005 as compared to $163,188 for the fiscal year ended September 30, 2004. This represents an increase of SG&A expenses due to the start up of the operations of the Registrant. Included in the SG&A is stock for services of $228,463. The variance between the fiscal years is the result of the cost of initiating the business sales and operations.

(c)      Depreciation and Amortization.

         Depreciation and amortization for the year ended September 30, 2005 was $125,648 for the Registrant compared to $46,809 for the year 2004. The variance between the fiscal years is the result of the acquisition in early 2004 of depreciable assets.

(d)      Interest Expense.

         The Registrant incurred interest charges of $32,535 for the fiscal year ended September 30, 2005, compared with such charges of $2,333 in the year ended September 30, 2004. The variance between the fiscal years increase is the result of the issuing of the convertible debenture and the acquisition of assets with outstanding interest bearing notes.

(f)      Net Operating Loss Carryforward.

         As of September 30, 2005, the Registrant had net operating loss carryforward of approximately $812,000 and deferred credits of approximately $ 400,000. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(g)      Net Loss.

         The Registrant recorded a net loss from continued operations of $1,182,340 for the fiscal year ended September 30, 2005, as compared to a net loss of $212,330 for the fiscal year ended September 30, 2004. The increase loss was due to the start up of operations after the merger.

         The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Capital Expenditures.

         There were $ 680,200 of capital expenditures during the fiscal year ended September 30, 2005 of which $670,000 came from the acquisition of the business of SAE.

Risk Factors Connected with Plan of Operation.

(a)      Limited Prior Operations, Concentration of Customers and
Suppliers, and Accumulated Deficit May Affect Ability of Registrant to Survive.

         The Registrant has had limited operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, and seeking new business, it has only limited recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. The Registrant's revenue sources consisted of 89% from one customer and their source of supply consisted of 93% of their purchases from one supplier. The loss of either the customer or supplier could have an adverse affect on the Registrants business. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

         The Registrant has incurred net losses: $212,330 for the fiscal year ended September 30, 2004 and $1,182,340 for the fiscal year ended September 30, 2005. At September 30, 2005, the Registrant had an accumulated deficit of $1,394,670. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

         To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. If the Registrant's access to financing proves to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c)      Competition.

         The market in the VoIP industry is intensely competitive and the Registrant expects competition to continue to increase. In addition, some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the VoIP market. To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(d)      Technological and Market Changes.

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

(e)      New Versions of Registrant's Products May Contain Errors or
Defects.

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

(f)      No Assurance of Successful and Timely Product Development.

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

(g)      Market Acceptance.

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

(h)      Protection of Proprietary Rights.

         The Registrant's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that is similar or superior to the Registrant's, or that third parties will not copy or otherwise obtain and use the Registrant's proprietary information without authorization. In addition, certain of the Registrant's know-how and proprietary technology may not be patentable.

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

(i)      Dependence on Suppliers.

         The Registrant depends upon broadband internet connections for moving the traffic of its customers. There are numerous suppliers of broadband internet connection with which the Registrant can use to meet its needs for meeting its customer's needs. The Registrant does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Registrant's business. The Registrant only has limited control over any supplier as to quality controls and various other factors. At present over 90% of the Registrant's traffic is dependent on one supplier.

(j) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

         The Registrant's officers and directors currently own common stock equal to approximately 67.5% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for unaffiliated shareholders to effectuate control over the affairs of the Registrant.

         Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the company to the officers and directors.

(k) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

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


(l)      Limitations on Liability, and Indemnification, of
Directors and Officers May Result in Expenditures by Registrant.

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

(m) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

(n) Non-Cumulative Voting May Affect Ability of Shareholders to Influence Registrant Decisions.

         Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(o)      Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(p) No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

         The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Registrant constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Registrant and to its securities.

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

         There was no public market for the common stock of the Registrant until May 12, 2005. An investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

         Potential shareholders of the Registrant should also be aware that, according to SEC Release No. 34-49037, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Registrant's management is aware of the abuses that have occurred historically in the penny stock market. Although the Registrant does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Registrant's securities.

(q)      Shares Eligible For Future Sale.

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

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the years ended September 30, 2005 and 2004 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

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


Directors and Executive Officers.

(a)      David F. Levy, Chief Executive Officer/Director.

         Mr. Levy, age 60, was President of GlobalNet Corp., a publicly traded (GLBT.OB) leading VoIP telecommunication company from Feb 2004 until May 2004 when he resigned Globalnet to found InZon Corporation. Prior to that, from June 2000 to Jan 2004, Mr. Levy was the founder and Chairman/Chief Executive Officer of Vox2 Healthcare L.L.C., a healthcare technology startup based in Deerfield Beach, Florida operating in the area of infrastructure and integration of broadband services via state-of-the-art satellite technology. From June 1997 to June 2000, Mr. Levy was the CEO for Levico Group, Inc., the second largest chain of childcare centers in South Florida. Mr. Levy was also the founder, Chairman and CEO of SubMicron Systems Corporation, a NASDAQ-listed, worldwide technology leader in the design and manufacture of production systems for semiconductor wafers and integrated circuits. Mr. Levy holds a BSME degree from Pontificia Catholic University in Rio de Janario, Brazil and a MBA from John F. Kennedy University in Orinda, California

(b)      Philip Loh, Secretary/Director.

         Mr. Loh, age 50, is the founder and President of Fremont, California based InterWorld Group (www.interworldgroup.com), a global manufacturer and distributor of supplies and equipment for Micro Contamination Control and ESD Control, with offices and manufacturing plants in over ten countries, including USA, China, Singapore and India. He has held this position from March 1986 to the present. He jointed InZon Corporation's board of directors on July 1, 2004.

(c)      James B. Smith, President/Chief Operating Officer.

         Mr. Smith, age 36, was the Chief Information Officer and the Director of Operations of GlobalNet Corp., a publicly traded (GLBT.OB) leading VoIP telecommunication company from April 2000 to May 2004, when he left to help found InZon Corporation. From January 2000 until March 2000, Mr. Smith was the President of Smith Consulting Group, a consulting company he founded. He brings with him an extensive background in technology associated with telecom, software development, networking and database systems. In the past fourteen years, he has been building durable business systems for various clients by creating management and analysis systems, inventory systems, and network engineering for technology companies.

(d)      Richard Dea, Chief Financial Officer/Treasurer/Director.

         Mr. Dea, age 55, who joined InZon Corporation on July 1, 2004, brings over 26 years of diverse financial accounting, systems and regulatory experience working directly with some of the world's leading telecom organizations. From April 1990 to the present, he has served as president of SAE Group of Delray Beach, Florida, a company that develops software in connection with satellite operations. During the last 10 years, Mr. Dea has also consulted in the areas of rate structures, billing and financial reporting for domestic and foreign telecom companies including AT&T, British Telecom, France Telecom, Hughes Communications, PamAmSat, and Retevision. He has also led the design and development efforts for implementation of U. S. Communications Taxation Policies and related Billing System Enhancements for the North American subsidiaries of British Telecom (BT) and France Telecom. Mr. Dea began his career with Price Waterhouse where he served on the audit and tax staffs before focusing primarily on financial management and financial related litigation support in the Management Consulting Division (Senior Manager-in-charge). Mr. Dea holds a BS degree in Accounting from Florida State University.



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

         The Registrant is aware of the following individual directors, officers or beneficial owners of more than ten percent of the Registrant's Common Stock that, during the fiscal year 2005 or for the fiscal year 2005, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Name			Form				Due Date
--------------------------------------------------------------------
David F. Levy             5                      November 14, 2005

James B. Smith            5                      November 15, 2005

Richard Dea               4                      August 24, 2005

Richard Dea               5                      November 15, 2005

Philip Loh                5                      November 15, 2005

Gary Borglund             5                      November 15, 2004

Gary Borglund             5 (exit)               November 15, 2005

Edward Webb               5                      November 15, 2004

Edward Webb               5 (exit)               November 15, 2005


         The Registrant is taking steps to ensure that all such forms are filed as soon as possible, and that a tickler system is in place to prevent future delinquent filings.






Code of Ethics.

         The Registrant has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company. At a later time, a code of ethics may be adopted by the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation paid to or accrued for the fiscal year ended September 30, 2005 to our Chief Executive Officer and President/Chief Operating Officer. Both of these individuals began their employment with the company during the fiscal year ended September 30, 2005 and accordingly no information is provided for earlier periods. The Company did not have any other officers whose total compensation exceeded $100,000, as defined in
Item 402 of Regulation S-B, who were serving as executive officers at the end of our last fiscal year.

Summary Compensation Table




                                                     Other            Restricted    Securities                 All
                                                     Annual           Stock         Underlying     LTIP        Other
Name                    Year     Salary($)  Bonus($) Compensation($)  Awards($)     Options($)     Payouts($)  Compensation($)
---------               ----     ------     -----    ------------     ----------    ----------     -------     ------------


David Levy,
Chairman/CEO(1)         2005      $240,000                                                                      11,818(3)
                        2004(2)     80,000                                                                       3,958(4)


James Smith COO(5)      2005      $180,000                                                                         907(6)
                        2004(2)     60,000



(1)	Mr. Levy became CEO of our predecessor company on May 14,
         2004 and our CEO on October 1, 2004.
(2)	Accrued but unpaid
(3)	COBRA payments and healthcare benefits
(4)	COBRA payments
(5)	Mr. Smith became COO of our predecessor company on May 14,
         2004 and our COO on October 1, 2004
(6)	Healthcare benefits.

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

         On October 1, 2005 the Registrant entered into an employment agreement with Mr. Richard Dea. The agreement is for a term of 5 years from date of inception with an automatic renewal for an additional 5 years unless either party give written notice not to renew at least one hundred eighty days prior to the end the initial 5 year term. Under this agreement, the individual will be paid an annual salary of $ 144,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of December 31, 2005 (34,649,150 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):




Title of             Name and Address of      Amount and Nature of
                     Beneficial Owner         Beneficial Owner (1)   Percent of Class


Common Stock         David F. Levy (2)
                     238 N.W, 1st Avenue
                     Delray, FL 33444            10,940,675           31.6%


CommonStock          James B. Smith
                     238 N.W. 1st Avenue
                     Delray, FL 33444            10,940,675           31.6%

Common Stock         Philip Loh
                     4161 Ingot Street
                     Fremont, CA 94538              500,000            1.4%

Common Stock         Richard Dea
                     238 N.W. 1st Avenue
                     Delray, FL 33444             1,000,000            2.9%

Common Stock         All Directors and
                     Executive Officers
                     as a Group (4 persons)      23,381,350           67.5%


Common Stock         Steel City Ventures,LLC
                     1611 White Oak Court
                     Pittsburgh, PA               2,100,000            6.06%



(1)	None of these security holders has the right to acquire any
amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations

(2) Includes shares held by Mr. Levy both directly and indirectly

Securities Authorized for Issuance under Equity Compensation Plans.

         The Registrant has adopted two equity compensation plans
(neither of which has been approved by the company's shareholders):

(a)      Non-Employee Directors and Consultants Retainer Stock Plan.

         On August 23, 2004, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 20,000,000 shares of common stock have been registered under this plan as a result of a Form S-8 filed with the SEC on September 16, 2004. Through September 30, 2005, the Registrant had issued 2,000,000 shares of common stock under this plan.

(b)      Stock Incentive Plan.

         On August 23, 2004, the Registrant adopted a Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 16, 2004. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through September 30, 2005, the Registrant had not granted any options under this plan.

                     Equity Compensation Plan Information
                     ------------------------------------

Plan category        Number of                            Number of securities
                     securities to                        remaining available
                     be issued upon   Weighted-average    for future issuance
                     exercise of      exercise price of   under equity
                     outstanding      outstanding         compensation plans
                     options,         options,            (excluding securities
                     warrants and     warrants and        reflected in
                     rights (a)       rights (b)          column (a)) (c)
-------------------------------------------------------------------------------
Equity
compensation
plans
approved by
security
holders                 0                 0                 0


Equity
compensation
plans not
approved by
security
holders                 2,000,000         $0.103            Director's and
                                                            Consultant's
                                                            Plan:
                                                            18,000,000;
                                                            Incentive
                                                            Plan:
                                                            10,000,000


Total                   2,000,000         $0.103            Director's and
                                                            Consultant's
                                                            Plan:
                                                            18,000,000;
                                                            Incentive
                                                            Plan:
                                                            10,000,000

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

         (a) On June 1, 2004, InZon Corporation entered into employment agreements with Messrs. Levy and Smith (see Exhibits 10.2 and 10.3). Each of these agreements is for a term of five years from June 1, 2004 and remained in effect after the merger of this company with the Registrant. These agreements are described in more detail under Item 10, Executive Compensation.

         (b) On August 23, 2005 the Registrant entered into an agreement with SAE Group, Inc to acquire the assets of SAE Group Inc. Mr. Dea is the sole owner and officer of the SAE Group. Under the terms of the agreement, the Registrant issued 800,000 shares of common stock for assets with an agreed value of $ 720,000. Mr. Dea is an officer and director of the Registrant.


ITEM 13.  EXHIBITS.

Exhibits.

         Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's and 8-K:
2005: $24,435; and 2004: $3,000..

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

Audit Committee.

         The Registrant's audit committee consists of Richard Dea
(Chairman) and Philip Loh, an independent director of the company. The audit committee has adopted a written charter.

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

InZon Corporation.


Dated:  January 13, 2006                        By: /s/  David F. Levy
                                                    ------------------------
                                                    David F. Levy, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


         Signature                    Title              Date

/s/  David F. Levy
-------------------
David F. Levy             Chairman, Chief Executive
                          Officer/Director               January 13, 2006


/s/  James B. Smith
-------------------
James B. Smith            Chief Operating Officer        January 13, 2006


/s/   Philip Loh
-------------------
Philip Loh                Secretary/Director             January 13, 2006

/s/  Richard Dea
-------------------
Richard Dea               CFO (principal financial and
                          accounting officer)/Director   January 13, 2006

George Brenner, CPA
A Professional Corporation
10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 - Fax 310/202-6494

Report of Independent Registered Public Accounting Firm

To The Stockholders
InZon Corporation
Delray Beach, FL

I have audited the accompanying balance sheet of InZon Corporation.
(a Nevada corporation) as of September 30, 2005 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2005 and the period May 14, 2004 (inception) through September 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of InZon Corporation as of September 30, 2005, and the results of its operations, stockholders' equity and cash flows for the year ended September 30, 2005 and the period May 14, 2004 (inception) through September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $1,394,670 at September 30, 2005. The Company has suffered losses from start-up operations and has a substantial need for working capital. This raises substantial doubt about it ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/  George Brenner, C.P.A.
Los Angeles, California
January 13, 2006

                              INZON CORPORATION.
                                BALANCE SHEET
                              SEPTEMBER 30, 2005


                                    ASSETS
                                    ------


Current assets:
        Cash in bank                                        $   208,192
        Accounts receivable                                     114,501
        Deposits from customers                                  15,000
                                                                 ------
                Total current assets                            337,693
                                                                -------

Fixed Assets
        Furniture and fixtures- net of depreciation $836         41,365
        Transmission equipment-net of depreciation  $ 51,194    136,006
        Application software- net of amortization  $120,427     922,073
                                                                -------
                Total fixed assets                            1,099,444

Other assets-trademarks                                          20,000
                                                                 ------
                Total assets                                $ 1,457,137
                                                            ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Current portion-long term debt                      $    95,462
        Notes payable-                                          147,792
        Accounts payable                                        353,009
        Accrued salaries payable-related parties                416,416
        Accrued expenses                                         45,146
                                                                 ------
                Total current liabilities                     1,057,825

Long term debt:
Equipment loan                                                  160,269
Convertible debenture                                           560,000
Less current portion                                           (95,462)
                                                               --------
        Total long term liabilities                            624,807
                                                               -------

                Total liabilities                            1,682,632
                                                             ---------



Stockholders' Deficit
   	Common stock, $0.001 par value:
	   500,000,000 shares authorized,
	   32,549,150 shares issued and
           outstanding                                          32,549
Additional paid in capital                                   1,136,626
Accumulated deficit                                         (1,394,670)
                                                            -----------
                Total stockholders' deficit                 (  225,495)

		Total liabilities and
                 stockholders' deficit                   $   1,457,137
                                                         =============




                       See notes to financial statements

                              INZON CORPORATION.
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                      September 30,
                                                      -------------

                                              2005                  2004
                                                                (May 14 through
                                                                 September 30)

Income from operations                     $    556,344          $     --

Cost of goods sold                              553,753                --
                                                -------           --------

Gross profit                                      2,591                --
                                                -------           --------

General and administrative expenses           1,026,748           163,188

Depreciation and amortization                   125,648            46,809
                                                -------           --------
Net loss from operations                     (1,149,805)         (209,997)

Other (income) expenses
Interest expense                                 32,535             2,333
Interest income                                      --                --
                                                -------           --------
        Total                                        --          (212,330)
                                                -------           --------

Net loss                                   $( 1,182,340)        $(212,330)
                                           =============         =========
Basic and fully diluted net income (loss)
per share                                  $(    0.0387)         $(0.0093)
                                           =============         =========

Basic and fully diluted weighted average
common shares outstanding during period      30,543,414        22,816,874
                                             ==========        ==========


See notes to financial statements

                              INZON CORPORATION.
                     STATEMENT OF STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004





                                                          Additional
                              Common Stock                Paid-In            Accumulated
                         Shares          Amount           Capital            Deficit           Total
                         -------------------------------------------------------------------------------


Balance
May 14, 2004                   --       $    --         $       --          $        --     $      --

Stock issued for
  Software              21,881,350        21,881            228,119                  --        250,000

Stock issued for
  Cash                   2,000,000         2,000             18,000                  --         20,000

Stock issued for
  Services               2,334,594         2,334                 --                  --          2,334

Net loss                                                                        (212,330)     (212,330)

Balance
September 30, 2004      26,215,944        26,215            246,119            $(212,330)       60,005

Stock issued for
  Merger                 2,035,772         2,036           (109,659)                  --      (107,623)

Stock issued for
  Debt                   1,700,000        $1,700         $  104,300                   --      $106,000

Stock issued for
  Services               1,797,434         1,797         $  226,666                   --      $228,463

Stock issued for
 Acquisition               800,000        $  800         $  719,200                           $720,000

Cost of acquiring
  Capital                       --            --         $ ( 50,000)                  --      $(50,000)

Net loss                        --            --                 --         ($ 1,182,340)  ($1,182,340)
                        ----------        ------         ----------         -------------  ------------

Balance
September 30, 2005      32,549,150        32,549         $1,136,626          $(1,394,670)   $ (225,495)



See notes to financial statements

                              INZON CORPORATION.
                           STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004



                                                                  September 30
                                                             2005              2004
                                                                            (May 14 through
                                                                             September 30)
Cash flows used for operating activities:
  Net loss                                                $(1,182,340)       $( 212,330)
  Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
  Depreciation and amortization                               125,648            46,809
  Stock issued for services                                   228,463             2,335
Changes in operating assets and liabilities
  Accounts receivable                                        (114,500)               --
  Deposits                                                    (15,000)               --
  Accounts payable                                            351,386                --
  Accrued employment expense-related parties                  276,414           140,000
  Accrued expenses                                             42,816             2,333
                                                               ------            ------
     Net cash flows used for operating activities            (287,115)          (20,853)
                                                             ---------          --------

Cash flows provided by investing activities:
  Equipment purchase                                          (10,200)          177,000
  Redemption of certificates of deposit                            --                --
                                                              -------           -------
     Net cash flows provided by investing activities          (10,200)          177,000
                                                              --------          -------
Cash flows used for financing activities:
  Stock issued                                                     --            20,000
  Cost of acquiring capital                                   (50,000)               --
  Notes payable - related parties                            (141,332)            6,631
  Convertible debentures                                      560,000                --
  Notes payable                                               147,792
  Long term liability                                         (11,213)          171,482
                                                              --------          -------
     Net cash flows used for financing activities             505,247           198,113
                                                              -------           -------

Net change in cash and cash equivalents                       207,932               260

Cash and cash equivalents, beginning of year                      260                --
                                                              -------           -------

Cash and cash equivalents, end of year                        208,192               260
                                                              =======           =======

Supplemental Disclosure of Cash Flow Information:
  Stock issued for asset acquisitions to related party      $ 720,000          $384,701

  Stock issued for services  1,797,000 shares
    at $0.001 to $0.81                                     $  228,463             2,335

  Interest paid in cash                                            --                --
  Income tax paid



  See notes to financial statements

INZON CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

NOTE 1 - ORGANIZATION

The Company, Inzon Corporation, was formed on May 14, 2004 and commenced operations as of inception. The Company is a global communications corporation with three distinct divisions;
Telecom, Digital Media and Wireless. InZon Corp. utilizes Voice over Internet Protocol (VoIP) technologies to provide complete voice, fax, data and conference call services on an ASP platform using its own worldwide hybrid VoIP/TDM network. The company's hybrid TDM (Traditional Voice) and IP Telephony technology (or
Transitional Telecom technology) uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and employs dynamic routing that will allow its systems to immediately react to changing network conditions and reroute based on predefined criteria. Its Digital Media division was established to leverage the Company's VoIP network platform and infrastructure to provide transport for broadcast video content.
The Company's Wireless division utilizes software developed by its VoIP division to provide VoIP services to wireless applications.

On October 1, 2004, the Company merged with W-J International, Inc. Under the terms of the agreement, W-J was merged into the Company, with the Company being the surviving entity. Under the merger plan one new share of common stock of the Company was issued for each share of outstanding common stock of W-J. Upon the closing of the merger, the former officers of W-J resigned and, after the current directors were appointed to the Board of Directors, the former board members resigned.

In substance, the transaction is considered to be a capital transaction rather than a business combination. Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if the Company acquired W-J. Accordingly, these financial statements are the historical financial statements of the Inzon.

On August 23, 2005, the Company's Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment. (See NOTE: 5-Related parties)


NOTE 2 - GOING CONCERN

As shown in the accompanying balance sheet, the Company has an accumulated deficit of $1,394,670 at September 30, 2005. The Company has incurred losses from operations. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Stockholders' Equity.

On May 14, 2004, the Company issued 21,881,350 common shares for software for $ 250,000. ( See Note 5 - Related parties). On August 31, 2004 the Company issued 2,000,000 common shares for cash and 2,334,594 common shares for services for $ 20,000 and $ 2,334 respectively.

On October 1, 2004 the Company issued 2,035,772 common shares for the merger of W-J International into the Company.

On August 23, 2005 the Company issued 800,000 shares of common stock for the purchase of the assets of the SAE Group, Inc. The issuance of the shares resulted in the increase of paid in capital of $226,666 and the increase of common stock $800. (See
Note 5: -Related parties)


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

NOTE 4.	RECENT ACCOUNTING PRONOUNCEMENTS.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, chapter 4" ("SFAS No. 151"). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 becomes effective for our Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FSAB issued SFAS No, 123 (revised 2004), "Share-Based Payment." SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principal Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FSAB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005, The Company anticipates adopting SFAS 123R in the first quarter 2006. The adoption of this standard by the Company will have a material impact on its financial statements assuming stock options are granted in the future.

In December 2004, the FSAB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of the APB opinion No. 29" (SFAS No.
153). SFAS No. 153 is abased on the principal that exchanges of Nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29., "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principal (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange for a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of Nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future Nonmonetary exchange transactions.

In March 2005, the FSAB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations- an Interpretation of the FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May 2005, the FSAB issued SFAS No. 154,"Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principals unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect if changing to the review accounting principal. This statement is effective for our

Company as of January 1, 2006. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.


NOTE 5 - RELATED PARTY TRANSACTIONS

In May 2004 the Company issued 10,940,675 common shares to Mr. Levy and 10,940,675 common shares to Mr. Smith for software per a technology transfer agreement of the same date.

On June 1, 2004, the Company entered into employment agreements with Messrs. Levy and Smith. Each of these agreements is for a term of five years from June 1, 2004. Under the agreements these individuals will be paid an annual salary of $240,000 and $180,000, respectively. As of September 30, 2005 the Company owed a balance totaling $ 416,416 under these agreements. Also, under these agreements, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Company calculated without taking into account any kind of distribution to the subsidiaries of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock. In addition, each employee will be entitled to certain other medical, dental, and insurance benefits.

On August 23, 2005, the Company purchased all the assets of the SAE Group, Inc through the issuance of 800,000 shares of common stock. The shares were issued to an officer and director of the Company being the sole shareholder of the company from which the assets were acquired.. The assets acquired, which included specialty software plus furniture and fixtures, were valued at $ 720,000. On October 1, 2005 the Company entered into an employment agreement with the same individual in the capacity of CFO.

NOTE 6 - INCOME TAXES

The provision for income taxes is comprised of the following:

                                          2005            2004
        Fed                             $    0          $    0
        State                                0               0

At September 30, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $800,000 and deferred tax credits if $ 400,000. The NOL expires from 2018 through 2026. The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur as did during the merger on October 1, 2004. (See Note:
1-Organization)

NOTE 7 - NOTES PAYABLE

The Company acquired its initial telecom equipment (EPL) under a loan from a director. The original amount of the purchase of the equipment was $ 177,000. Terms of the note are payments over 54 months with an interest rate of 7.9%. The balance of the loan as of September 30, 2005 is $160,269.

The Company rents office space on a month to month basis at the rate of $ 2,500 per month. As of September 30, 2005 the Company was paying $ 2,500 per month. The Company is contemplating signing a lease for the space in the next fiscal year.

NOTE 8 - CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on one customer and one supplier. Of the company's sales of $556,344, one customer was the source of $ 476,679 or 84% of the total revenue. One supplier to the company accounted for purchases of $ 517,292 of the Company's total purchase of $ 533,753 or 93% of purchases. The loss of either of these customers or suppliers could have an adverse affect on the Company's business.


NOTE 9 - SUBSEQUENT EVENT

On December 30, 2005 the Company issued 1,750,000 shares of common stock in exchange for the reduction of $500,000 of the $560,000 convertible debenture. The conversion was priced at $ 0.2857 per share. The Company issued an additional 350,000 of common stock to satisfy the accrued interest through the date of conversion and to compensate the debenture holder for waiving the registration rights on 1,000,000 of the shares issued at conversion. The non-converted balance of the debentures at September 30, 2005 was $45,000 which is payable in 9 monthly installments.

EXHIBIT INDEX

Number		   		       Description


2.1	Agreement and Plan of Merger between the Registrant, on
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

3.1     Articles of Incorporation of the Registrant, dated
        December 20, 2001 (incorporated by reference to Exhibit
        3.1 of the Form 10-KSB/A filed on April 28, 2003).

3.2	Amended and Restated Articles of Incorporation of the
        Registrant, dated October 1, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K/A filed on January 13, 2004).

3.3	Bylaws of the Registrant, dated January 15, 2003
        (incorporated by reference to Exhibit 3.2 of the Form 10-
        KSB/A filed on April 28, 2003).

3.4	Restated Bylaws of the Registrant, dated October 1, 2003
        (incorporated by reference to Exhibit 3.2 of the Form 8-
        K/A filed on January 13, 2004).

10.1	Consulting Agreement between the Registrant and Stout
        Advisors & Liquidators, Inc., dated February 23, 2004
        (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on January 21, 2005).

10.2	Employment Agreement between InZon Corporation (the
        Delaware corporation) and David F. Levy, dated June 1,
        2004 (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on January 13, 2004).

10.3	Employment Agreement between InZon Corporation (the
        Delaware corporation) and James B. Smith, dated June 1,
        2004 (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on January 13, 2004).

23	Consent of Independent Certified Public Accountant (filed herewith).

31.1 Rule 13a-14(a)/15d-14(a) Certification of David F. Levy (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Richard Dea (filed herewith).

32	Section 1350 Certification of David F. Levy and Richard Dea (filed herewith).