Form 10QSB
period 2005-12-31
InZon CORP
filed 2006-02-09
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2005

OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                       COMMISSION FILE NUMBER: 0-17345

                              INZON CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                     41-1578316
 (State or Other Jurisdiction of Incorporation      (I.R.S. Employer
                             or Organization)      Identification No.)

  238 Northeast First Avenue, Delray Beach, Florida        33444
     (Address of Principal Executive Offices)            (Zip Code)


                                (800) 830-6242
                       (Registrant's Telephone Number)

      ______________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed
Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the
past 90 days.  Yes     X       No    .

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes          No    X.

As of December 31, 2005, the Registrant had 34,649,150 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No  X.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

	ITEM 1.  FINANCIAL STATEMENTS

                 BALANCE SHEET AS OF
                 DECEMBER 31, 2005                                   3

                 STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED
                 DECEMBER 31, 2005 AND DECEMBER 31, 2004             4

                 STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED
                 DECEMBER 31, 2005 AND DECEMBER 31, 2004             5

                 NOTES TO FINANCIAL STATEMENTS   6

	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS      8

        ITEM 3.  CONTROLS AND PROCEDURES                            19

PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                  19

        ITEM 2.  UNREGISTERED SALES OF EQUITY
                 SECURITIES AND USE OF PROCEEDS                     19

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                    19

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS                    19

        ITEM 5.  OTHER INFORMATION                                  20

        ITEM 6.  EXHIBITS                                           20

SIGNATURES                                                          20

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCAL STATEMENTS.


                              INZON CORPORATION
                                BALANCE SHEET
                              DECEMBER 31, 2005
                                 (Unaudited)


                                    ASSETS

Current Assets
  Cash in bank                                         $       526,451
  Accounts receivable                                          185,430
                                                       ----------------
    Total Current Assets                                       711,881
                                                       ----------------
Fixed Assets
  Furniture Fixtures & Equipment-net
   of depreciation of  $ 64,656                                192,557
                                                       ----------------
    Total Fixed Assets                                         192,557
                                                       ----------------

Other Assets
  Deposits                                                      56,650
  Software -net of amortization of $ 176,004                   962,806
  Deferred expense                                             232,150
                                                       ----------------
    Total Other Assets                                       1,251,606
                                                       ----------------

    Total Assets                                       $     2,156,049
                                                       ================

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Current portion-long term debt                                36,168
  Accounts payable                                           1,422,917
  Accrued  expenses                                             62,513
  Notes payable                                                157,792
  Employee consulting payable                		       405,216
                                                       ----------------
    Total Current Liabilities                                2,084,606
                                                       ----------------

Long Term Liabilities
  Equipment note payable                                       151,633
  Less-current portion                                         (36,168)
                                                       ----------------
    Total Long Term Liabilities                                115,456
                                                       ----------------

    Total Liabilities                                        2,200,062
                                                       ----------------
Stockholders' Deficit
  Common stock, $0.001 par value;
   authorized 500,000,000 shares;
   issued and outstanding 34,649,150 shares                     34,649
  Additional paid-in capital                                 1,897,026
  Retained  deficit                                         (1,975,688)
                                                       ----------------
    Total Stockholders' Deficit                                (44,013)
                                                       ----------------

    Total Liabilities and Stockholder Deficit          $     2,156,049
                                                       ================

                See accompanying notes to financial statements

                              INZON CORPORATION
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                      Three Months Ended

                                                        December  31,

                                                  2005                 2004
                                                  ----                 ----

Sales                                        $ 2,748,599            $     --
                                             ------------           ---------

Cost of sales                                  2,854,691                  --
                                             ------------           ---------

Gross Profit                                    (106,132)                 --
                                             ------------           ---------

Selling, General, and Administrative Expenses    375,782              11,060

Depreciation and Amortization                     68,181              27,441

Interest Charges (Net of Interest Income)         30,924                 416
                                             ------------           ---------

                                                 475,886              38,925
                                             ------------           ---------

Net Loss Before Income Taxes                    (581,019)            (38,925)

Income Tax Expense (Benefit)                          --                  --
                                             ------------           ---------

Net Loss From Continuing Operations             (581,019)            (38,925)

Net Income (Loss)                            $  (581,019)           $(38,925)
                                             ============           =========

Net Loss per share                           $   (0.0018)           $(0.0013)
                                             ============           =========

Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share                     32,571,976          29,359,676
                                              ==========          ==========



               See accompanying notes to financial statements

                              INZON CORPORATION
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                    2005                2004
                                                    ----                ----

Cash Flows From Operating Activities
  Net profit (loss)                               $  (582,019)     $   (38,925)
  Adjustments to reconcile net profits (loss)
   to net cash used in operating activities:
     Depreciation and amortization                     68,181           27,441
     Stock for expense                                     --              200

Changes in current accounts
  Accounts receivable                                 (70,929)              --
  Accounts payable                                  1,071,531               --
  Employment contracts- related parties               (11,200)              --
  Accrued expenses                                     46,055            1,321
  Deposits                                            (41,655)              --
    Net Cash Provided  (Used) In
     Operating Activities                             480,964           (9,963)
                                                  ------------        ---------

Cash Flow From Investing Activities
  Equipment                                          (104,100)              --
    Net Cash used By
     Investing Activities                            (104,100)              --
                                                  ------------        ---------

Cash Flows From Financing Activities
  Loans                                                    --           80,792
  Loan payments                                       (58,605)         (70,458)
                                                  ------------        ---------
    Net Cash Provided (Used) By
     Financing Activities                             (58,605)          10,334
                                                  ------------        ---------

Increase (Decrease) In Cash and
  Cash Equivalents                                    318,259            3,371

Cash and Cash Equivalents at Beginning of Period      208,192              260
                                                  ------------        ---------

Cash and Cash Equivalents at End of Period        $   526,450      $       631
                                                  ============     ============

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                      $        --      $        --
    Income taxes                                  $        --      $        --

Noncash Investing and Financing Activities
  200,000 Shares @ $0.001 for service             $        --      $       200
                                                  ------------     ------------

  1,750,000 shares @ $0.2857 for debt             $   500,000      $        --
                                                  ============     ============

  350,000 shares @ $.075 for interest
   and deferred expense                           $   262,500      $        --
                                                  ============     ============


                See accompanying notes to financial statements

                              INZON CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1. BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation ("Company"), as of December 31, 2005 (unaudited) and the related statements of operations and cash flows for the three months ended December 31, 2005 and 2004 (unaudited) are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2005

Interim Financial Statements.

The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of Company management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, which is available on the website of the SEC at www.sec.gov.

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

Impaired Fair Value of Financial Instruments.

The carrying amounts for the Company's cash, accounts payable, accrued liabilities, and due to stockholders and officers, approximate fair value due to the short-term maturity of these instruments.

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No.
128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the convertible debentures issued by the Company in prior periods were fully redeemed before the end of the current reporting period, rights to purchase common shares of the Company, issuable upon conversion of convertible debentures, were not included in the calculation of diluted earnings per common share.

NOTE 3.  GOING CONCERN CONSIDERATIONS

As of December 31, 2005, the Company reported an accumulated deficit of $1,975,688. The Company's ability to generate net income and positive cash flows is dependent on the ability to operate profitably as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of December 31, 2005, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

One officer/director and one officer of the Company, David Levy and James Smith, respectively, have previously entered into employment agreements with the Company. Each of these agreements is for a term of five years from June 1, 2004. Under these agreements, these individuals will be paid an annual salary of $240,000 and $180,000, respectively. Also, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Company (net profits being defined according to accounting principles generally accepted in the United States of America); each may elect to take this bonus in any combination of cash and stock. In addition, each individual will be entitled to certain medical, dental, and insurance benefits.

One of the officers and directors of the Company, Richard Dea, entered into an employment agreement with the Company for a term of five years from October 1, 2005. Under this agreement, this individual will be paid an annual salary of $144,000. In addition, the individual will be entitled to certain medical, dental and insurance benefits.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company's unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

        The Registrant network utilizes 60 Hudson Street, New York City as a collocation center and its equipment are comprised by Cisco
Gateways, SS7 & Emergent Soft Switches providing high performance telephony applications on its own network.

        The Registrant established a Media division as part of the company's strategic plan to expand its business into sectors where similar technologies and infrastructures converge.

        The Registrants Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE
Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment.

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

Results of Operations.

(a)  	Revenues.

	The Company reported $2,748,599 in revenues for the three months ended December 31, 2005, compared to zero for the comparable period ending December 31, 2004. The increase is the result of the current period being the Company's first quarter of full operation of its business.

(b)	Selling, General, and Administrative Expenses.

	Selling, general and administrative expenses of $375,782 were incurred in the three months ended December 31, 2005, compared to $11,060 for the comparable period ending December 31, 2004. The increase is the result of the current period being the Company's first quarter of full operation of its business.

(c)  	Depreciation and Amortization.

	Depreciation and amortization for the three months ended December 31, 2005, was $68,181 compared to $ 27,441 in the three months ended December 31, 2004. Depreciation is attributable to the capital equipment and software acquired for the Company to support its operations. The increase is the result of additional equipment and other assets subject to depreciation and amortization being acquired by the Company during its first quarter of full business operations.

(d)  	Interest Expense.

	The Company incurred interest charges (net of interest income) of $30,924 in the three months period ended December 31, 2005, compared with $ 416 for the comparable period ending December 31, 2004. The interest expense in the quarter is the result of borrowings for the Company's funding of its operation. The increase is the result of borrowings and other interest-bearing indebtedness incurred by the Company during its first quarter of full business operations.


(e)  	Income Tax Benefit.

	At December 31, 2005, the Company had available net operating loss carryforwards of approximately $1.9 million that may provide future tax benefits expiring beginning in September 2020.

(f)  	Net Loss.

	The Company reported a net loss of $581,019 for the three months ended December 31, 2005, as compared to a net loss of $38,925 for the three months ended December 31, 2004. The increase is due primarily to the increased costs of the Company's operations to support the sales levels reached for the current quarter, combined with the lag associated with the revenues represented by such sales.


Capital Expenditures.

	The Company incurred capital expenditures of $ 104,100 during the three months ended December 31, 2005, as compared to $ 0 for the three months ended December 31, 2004. The increase is the result of new equipment and other assets being acquired by the Company during its first quarter of full business operations.

Operating Activities.

	The net cash provided by operating activities for the three months ended December 31, 2005, was $480,964, as compared to the net cash used of $ 9,963 in the three months ended December 31, 2004. A $1,071,531 increase in accounts payable during the current period is the primary reason for the substantial increase.

Liquidity and Capital Resources.

	At December 31, 2005, the Company had total current assets of $ 711,881 (compared to total current assets at December 31, 2004, of $522,009) and total current liabilities of $2,084,606 (compared to total current liabilities at December 31, 2004 of $2,944), resulting in a current net working capital deficit of $1,372,725, as compared to a net working capital deficit at December 31, 2004, of $519,065.
The increase from the year earlier period is primarily attributable to increased levels of both earning assets and the associated liabilities incurred by the Company to generate sales. As a result of such continuing net working capital deficits, the Company will require additional working capital to continue as a going concern.


Risk Factors Connected with Plan of Operation.

(a)	Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Company to Survive.

	The Company has performed minimal service operations to date. Since the Company's principal service activities to date have been primarily organizational activities, it has experienced little record of revenue-producing operations. Consequently, there is only a short operating history upon which to base an assumption that the Company will be able to achieve its business plans with the assets it currently has employed. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. Accordingly, the Company's future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

	The Company has incurred a net loss of $ 581,019 for the three months ended December 31, 2005. At December 31, 2005, the Company had an accumulated deficit of $1,957,688. This raises substantial doubt about the Company's ability to continue as a going concern.


(b)	Need for Additional Financing May Affect Operations and Plan of
Business.

	The working capital requirements of the Company may be significant. The Company anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations. Such financing, when needed, may not be available, or may not be available on terms acceptable to management. In the event that the Company's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing

	If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

*       curtail operations significantly;

*      sell significant assets;

* seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

* explore other strategic alternatives including a merger or sale of the Company.

	To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution of existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's access to financing proves to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution of existing stockholders.


(c)	Independent Auditors Have Expressed Substantial Doubt Concerning
the Company's Ability to Continue as a Going Concern.

        In his report dated January 13, 2006, the Company's independent auditor stated that its financial statements for the year ended September 30, 2005, were prepared assuming that the Company would continue as a going concern, but that the Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales, and/or obtaining loans from various financial institutions where possible. The continuing net losses and stockholders' deficits increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.


(d)	Competition May Affect Operation of Company.

        The market in the VoIP industry is intensely competitive and the Company expects competition to continue to increase. In addition, some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the VoIP market. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability


(e)	Technological and Market Changes May Affect Operation of
Company.

        The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing customer needs. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that the Company's enhancements to existing products or introduction of new products will receive customer acceptance.

        Risks associated with the development and introduction of new products include delays in research and development and changes in VoIP technology and operating system technologies that could require the Company to modify its existing products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the Company's new product introductions, and the desire of the Company's potential new customers to evaluate new products for longer periods of time.


(f)	New Versions of Company's Products May Contain Errors or
Defects.

        The Company's VoIP technology is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Company's service products. The Company may in the future discover errors in new services after their commencement or be required to compensate customers for such limitations or errors, as a result of which the Company's business, cash flow, financial condition and results of operations could be materially adversely affected and the Company may be required to restate its results of operations for prior periods.


(g)	No Assurance of Successful and Timely Product Development.

	The Company's services and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

	There can be no assurance that all of the Company's development efforts will be successfully completed. The Company's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Company will be able to complete or successfully commercialize its services. The inability of the Company to successfully complete the development of new services, or to do so in a timely manner, could force the Company to scale back operations, or cease operations entirely.


(h)	Market Acceptance May Affect Plan of Business.

	The Company's success is dependent on market acceptance of its services. Despite the increasing demand for VoIP technology, the VoIP industry is relatively nascent and market acceptance of the Company's services will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness.
Even if the advantages of the Company's services are established, the Company is unable to predict how quickly, if at all, the services will be accepted by the marketplace.


(i)	Ability to Compete Dependent on Protection of Proprietary Rights.

        The Company's ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it has developed and will continue to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop services that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization and compensation to the Company.
In addition, certain of the Company's know-how and proprietary technology may not be patentable.

        The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition and/or operating results.

	There is a risk that some of the Company's products may infringe or be perceived by others to infringe the proprietary rights of third parties. In addition, whether or not the Company's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights.
The Company may not be able to modify its products or obtain licenses on commercially reasonable terms in a timely manner or at all. The Company's failure to do so could have a negative affect on its business and revenues.


(j)  	Dependence on Suppliers May Affect Operation of Company.

        The Company depends upon broadband Internet connections for moving its customers' traffic and achieving revenues. There are numerous suppliers of broadband Internet connections which the Company can use to acquire the resources for meeting the needs of its customers. The Company does not foresee any shortage of reliable broadband capacity in the near future but should such a change occur, it could dramatically impact the Company's business. The Company only has limited control over any supplier as to quality controls and various other factors.


(k)	Control by Officers and Directors Over Affairs of the Company
May Override Wishes of Other Stockholders.

	The Company's officers and directors currently own approximately 67.5% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for stockholders other than the Companys officers and directors to exercise control over or otherwise influence the affairs of the Company. Accordingly, the success of the Company, to a large extent, will depend on the business experience and skills of its directors and officers, and no person should invest in the common shares of the Company unless they are willing to entrust all aspects of the management of the Company to its officers and directors.


(l)	Loss of Any of Current Management Could Have Adverse Impact on
Business and Prospects for Company.

        The Company's success is dependent upon the hiring and maintenance of key administrative personnel. Only three of the Company's officers, directors and key employees have an employment agreement with the Company (being the Chief Executive Officer, David
F. Levy, the Chief Operating Officer, James B. Smith, and the Chief Financial Officer, Richard Dea); therefore, there can be no assurance that other key personnel will remain employed by the Company after the termination of such agreements. Should any of these named individuals (or any other key employees loyal to such named individuals) cease to be affiliated with the Company for any reason before qualified replacements could be found, material adverse effects on the Company's business and prospects could result.

(m)	Limitations on Liability and Indemnification, of Directors and
Officers May Result in Expenditures by Company.

        Under the Company's Articles of Incorporation, as amended and restated, and its Bylaws, as restated, the Company is permitted to indemnify directors, officers, employees and agents of the Company. In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors. Any indemnification of directors, officers, employees, or agents could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them, which could significantly reduce the funds available for the Company to carry out its plan of operations.


(n)	Potential Conflicts of Interest May Affect Ability of Officers
and Directors to Make Decisions in the Best Interests of Company.

        The officers and directors of the Company have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that their management time may need to be devoted to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. In order to minimize the impact on the Company of such potential conflicts of interest, the Company has adopted and continues to enforce a formal Ethics Policy.

 (o)	Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Company Decisions.

        Holders of the Company's common shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(p)	Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

        The board of directors does not anticipate paying cash dividends on the Company's outstanding shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend on, among other factors, earnings, capital requirements, and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(q)	No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Company's Stock.

	The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks" (defined as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets). Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, such rules would apply to the Company and to its securities.

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

	The public market for the common stock of the Company has only a limited history as a listed security on the Over the Counter Bulletin Board. An investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

	Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

(r)	Shares Eligible For Future Sale May Affect Price of Common
Stock.

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

	The preparation of the financial statements contained in this report requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements.

	The foregoing discussion and analysis of the Company's plan of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Company's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Company's ability to develop new technology and introduce new products and its ability to protect its intellectual property. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

        As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended
("Exchange Act"). This evaluation was done under the supervision and with the participation of the Company's chief executive officer and its chief financial officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange
Act.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
 	    PROCEEDS.

	The Company made the following sales of unregistered
(restricted) securities during the quarter ended on December 31, 2005:

1.	On December 30, 2005, the Company issued 1,750,000 of
shares of common stock to one entity for the conversion of convertible debt of $ 500,000, with a total value of $500,000 ($0.2857 per share).

2.	On December 30, 2005 the Company issued 350,000 shares of
common stock to the same entity as 1 above for the forgiveness of accrued interest and registration rights to 1,000,000 shares for a total value of $ 262,500 ($0.75 per share)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

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

                                     InZon Corporation


Dated:  February 9, 2005             By: /s/  David F. Levy
                                         -------------------
                                     David F. Levy, Chief Executive Officer


Dated: February 9, 2005              By: /s/ Richard Dea
                                         ---------------
                                     Richard Dea, Chief Financial Officer

EXHIBIT INDEX

Number		   		       Description

2.1	Agreement and Plan of Merger between the Company and W-J
        International, a Delaware corporation, dated December 1,
        2001 (incorporated by reference to Exhibit 2 of the Form
        10-KSB/A filed on April 28, 2003).

2.2	Agreement and Plan of Merger between the Company, on the
        one hand, and InZon Corporation and all of its holders of common stock, on the other hand, dated September 24, 2004 (including Exhibit A: Identification of InZon Corporation Shareholders; Exhibit B: Amended and Restated Articles of Incorporation; Exhibit B-1: Restated Bylaws; Exhibit C: W-J International, Ltd. Financial Statements; Exhibit D:
        Exceptions - W-J International, Ltd. Representations and Warranties; Exhibit E: InZon Corporation Unaudited Balance Sheet and Income Statement; Exhibit F: Exceptions - InZon Corporation Representations and Warranties; Exhibit G:
        Shareholder Letter; Exhibit H: Permitted InZon Corporation Transactions; Exhibit I: Certificate of Officer Pursuant to Agreement and Plan of Merger; and Exhibit J:
        Certificate of Officer Pursuant to Agreement and Plan of Merger) (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 1, 2004).

3.1     Articles of Incorporation of the Company, dated December
        20, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB/A filed on April 28, 2003).

3.2	Amended and Restated Articles of Incorporation of the
        Company, dated October 1, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K/A filed on January 18, 2005).

3.3	Bylaws of the Company, dated January 15, 2003
        (incorporated by reference to Exhibit 3.2 of the Form 10-
        KSB/A filed on April 28, 2003).

3.4	Restated Bylaws of the Company, dated October 1, 2004
        (incorporated by reference to Exhibit 3.2 of the Form 8-
        K/A filed on January 18, 2005).

10.1	Consulting Agreement between the Company and Stout
        Advisors & Liquidators, Inc., dated February 23, 2004
        (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on January 21, 2005)

10.2	Employment Agreement between InZon Corporation (the
        Delaware corporation) and David F. Levy, dated June 1,
        2004 (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on January 18, 2005).

10.3	Employment Agreement between InZon Corporation (the
        Delaware corporation) and James B. Smith, dated June 1,
        2004 (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on January 18, 2005).

23	Consent of George Brenner, CPA (incorporated by reference
        to Exhibit 23 of the Form 10-KSB filed on January 21,
        2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Levy
        (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea
        (filed herewith).

32      Section 1350 Certification of David F. Levy and Richard
        Dea (filed herewith).