Form 10QSB
period 2006-03-31
InZon CORP
filed 2006-05-22
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

	As of March 31, 2006, the Company had 34,719,150 shares of common stock issued and outstanding.

       Transitional Small Business Disclosure Format (check one): Yes  No [X].

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
PAGE

	ITEM 1.  FINANCIAL STATEMENTS

	                REVIEW REPORT OF INDEPENDENT REGISTERED
                            PUBLIC ACCOUNTING FIRM                  3

                            BALANCE SHEET AS OF
                            MARCH 31, 2006                          4

               STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED
                            MARCH 31, 2006 AND MARCH 31, 2005       5

               STATEMENTS OF CASH FLOWS
                            FOR THREE MONTHS ENDED
                        MARCH 31, 2006 AND MARCH 31, 2005           6

                        NOTES TO FINANCIAL STATEMENTS               8

	ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS         11

        ITEM 3.  CONTROLS AND PROCEDURES                           21

PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                 22

            ITEM 2.  UNREGISTERED SALES OF EQUITY
                             SECURITIES AND USE OF PROCEEDS        23

        ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                   23

	ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS                   23

        ITEM 5.  OTHER INFORMATION                                 23

        ITEM 6.  EXHIBITS                                          23

SIGNATURES                                                         23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

George Brenner, CPA
A Professional Corporation
10680 W. PICO BOULEVARD, SUITE 260
LOS ANGELES, CALIFORNIA 90064
310/202-6445 - Fax 310/202-6494

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of InZon Corporation

I have reviewed the accompanying balance sheet of InZon Corporation as of March 31, 2006, and the related statements of operations and cash flows for the six months ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern. However as discussed in Note 7, the Company has signed a financing agreement which, if effected, may have a significant impact on the Company as a going concern.


/s/  George Brenner, CPA
George Brenner, CPA
Los Angeles, California
May 21, 2006

                               INZON CORPORATION
                                 BALANCE SHEET
                                 MARCH 31, 2006
                                  (Unaudited)
                                    ASSETS


Current Assets
  Cash in bank                                      $       109,513
  Accounts receivable                                        58,590
  Carriers deposits                                          49,655
                                                            --------
     Total Current Assets                                   217,758

Fixed Assets
  Equipment, Furniture & fixtures- net
    of depreciation  of $77,723                             179,468
                                                            --------
     Total Fixed Assets                                     179,468
                                                            --------
  Trademarks                                                 20,000
  Software - net of amortization of $ 260,964               857,846
  Deferred expenses - net of amortization of $29,018        203,131
                                                            --------
     Total Assets                                    $    1,478,203
                                                     ===============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Current portion -long term debt                            36,888
  Notes payable                                              97,792
  Accounts payable                                        1,369,426
  Loans payable-related parties                              25,512
  Compensation payable-related parties                      432,841
        Accrued expense                                     110,864
                                                            --------
              Total Current Liabilities                   2,073,323
                                                          ----------
Long Term Liabilities
 Notes payable - equipment                                  139,922
 Less; current portion                                      (36,888)
                    Total Long Term Debt                    103,034
                                                            --------
              Total Liabilities                           2,176,357
                                                          ----------
Stockholders' Deficit
  Common stock, $0.001 par value;
   authorized 500,000,000 shares;
   issued and outstanding 34,719,150 shares                  34,719
  Additional paid-in capital                              1,906,456
  Retained  (deficit)                                    (2,639,329)
                                                         -----------
     Total Stockholders' Deficit                           (698,154)
                                                           ---------
     Total Liabilities and Stockholder Deficit          $ 1,478,203
                                                        ============

            See accompanying notes to financial statements

                               INZON CORPORATION
                            STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                        Three Months Ended                  Six Months Ended
                                             March 31                           March  31,

                                      2005              2006           2005                 2006
                                     ----------------------------------------------------------------

Sales                                $   --           $1,673,266      $    --          $  4,421,825
                                     --------         -----------     ---------        -------------
Cost of sales                          7,886           1,689,793         9,787            4,544,484
                                     --------         -----------     ---------        -------------
Gross Profit(Loss)                    (7,886)            (16,527)       (9,787)            (122,659)
                                     --------         -----------     ---------        -------------

Selling, General, and Administrative
  Expenses                           117,883             544,334       202,681              891,097

Depreciation and Amortization         27,441              98,049        84,251              195,249

Interest Charges (Net of Interest
  Income)                                416               4,730           833               35,654
                                     --------         -----------     ---------        -------------

                                     145,740             647,113       287,765            1,122,000
                                     --------         -----------     ---------        -------------

Net Loss Before Income Taxes        (153,626)           (663,640)     (297,552)          (1,244,659)

Income Tax Expense (Benefit)             --                  --            --                   --
                                     --------         -----------     ---------        -------------


Net Loss From Continuing
  Operations                        (153,626)           (663,640)     (297,552)          (1,244,659)

Net Income (Loss)                  $(153,626)          $(663,640)    $(297,552)         $(1,244,659)
                                   ----------          ----------    ==========         ============


Net Loss per share                 $ (0.0051)          $ (0.0191)    $ (0.0099)         $   (0.0370)
                                     --------         -----------    ==========         ============

Weighted Average Number of Common Shares
   Used to Compute Net Income (Loss) per
   Weighted Average Share         30,151,716          34,679,150    29,917,013           33,614,150
                                  -----------         -----------   -----------          ===========



See accompanying notes to financial statements

                               INZON CORPORATION
                             STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                     2005             2006
                                                    ------           ------
Cash Flows From Operating Activities
  Net profit (loss)                               $ (297,552)     $ (1,244,659)
  Adjustments to reconcile net profits (loss)
   to net cash used in operating activities:
      Depreciation and amortization                   54,882           195,249
      Stock for services                                 200            35,000
      Forgivness of accrued interest                      --            30,350

Changes in operating assets and liabilities
       Accounts receivable                                --            55,911
       Deposits                                           --           (34,655)
       Accounts payable                                   --         1,016,418
       Accrued employment expense-related parties    210,000            16,425
       Accrued expense-related parties                    --            25,512
       Accrued expense                                21,817            65,717
                                                      -------           -------
       Net Cash (Used In) Provided By
         Operating Activities                        (10,653)          161,268
                                                      -------           -------

Cash Flow From Investing Activities
      Cost of capital acquired                            --           (25,500)
      Equipment                                           --          (104,100)
                                                      -------         ---------

Net Cash used by Investing Activities                     --          (129,600)
                                                      -------         ---------

Cash Flows From Financing Activities
  Convertible Debentures                              50,000                --
  Loan - payments                                    (75,458)         (110,000)
  Loans                                               85,792                --
  Long term liabilities                                   --           (20,347)
                                                      -------          --------

Net Cash Provided By Financing Activities             60,334          (130,347)
                                                      -------         ---------

Increase (Decrease) In Cash and
  Cash Equivalents                                    49,681           (98,679)

Cash and Cash Equivalents at Beginning of Period         260           208,192
                                                         ----          --------
Cash and Cash Equivalents at End of Period         $  49,941         $ 109,513
                                                   ==========        ==========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                       $      --         $      --
                                                   ==========        ==========
    Income taxes                                   $      --         $      --
                                                   ==========        ==========

Supplemental Information, nonmonetary transactions
    Loans                                          $ 305,482         $      --
                                                   ----------        ----------

Issuance of stock 26,215,944 at$0.0093             $ 243,672         $      --
                                                   ----------        ----------

Noncash Investing and Financing Activities
  200,000 shares at $0.001                         $     200         $      --
                                                   ----------        ----------
  1,750,000 shares @ $0.2857 for debt              $      --         $ 500,000
                                                   ----------        ----------
  350,000 shares @ $0.75 for interest and
    deferred expense                               $      --         $ 262,500
                                                   ----------        ----------
  70,000 shares @ $0.50 for service                $      --         $  35,000
                                                   ----------        ----------



See accompanying notes to financial statements

INZON CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 1. BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation ("Company"), as of March 31, 2006 (unaudited) and the related statements of operations and cash flows for the six months ended March 31, 2006 and 2005 (unaudited) are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2005

Interim Financial Statements.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the two quarters of fiscal years 2006 and 2005 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3.  GOING CONCERN CONSIDERATIONS

As of March 31, 2006, the Company reported an accumulated deficit of $2,639,329. The Company's ability to generate net income and positive cash flows is dependent on the ability to generate positive cash flow from operations, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of March 31, 2006, these factors raise substantial doubt about the Company's ability to continue as a going concern. (See Note: 7 Financing Agreement)

NOTE 4 - BUSINESS MERGER

On October 1, 2004, the Company consummated an Agreement and Plan of Merger with InZon Corporation, a Delaware corporation ("InZon"), whereby, the Company acquired all the outstanding capital stock of InZon in exchange for shares in the Company's common stock totaling 26,215,944 shares. InZon had spent its time primarily on developing a proprietary software technology since the date of its inception on May 14, 2004. Since there was no readily available market for the Company's shares, the transaction was valued at approximately $244,000 based upon InZon's net book value at September 30, 2004. The transaction was accounted for under the purchase method of accounting that will result in allocating the purchase price based upon the net assets acquired.

NOTE 5 - RELATED PARTY TRANSACTIONS

Three of the officers and directors of the Company, David Levy, James Smith and Richard Dea have employment agreements with InZon.; Each of these agreements is for a term of five years from June 1, 2004 for Messer's Levy and Smith and from October 1, 2005 for Mr. Dea. Under these agreements, these individuals will be paid an annual salary of $240,000, $180,000 and $ 144,000, respectively. Also, each individual will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock. In addition, each employee will be entitled to certain other medical, dental, and insurance benefits.

NOTE 6 - CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on three customers and two suppliers. The loss of any of these customers or suppliers could have an adverse affect on the Company's business.

NOTE 7- FINANCING AGREEMENT

On March 31, 2006, InZon Corporation (the "Company") entered into a Securities Purchase Agreement, which is effective March 27, 2006 in the principal amount of $5,000,000 with Macenta Group, LLC (the "Purchaser"), which is to be funded to the Company during the period from March 31, 2006, through May 8, 2006, in multiple closings of not less than $1,000,000 each.

In connection with the offering, the Company will issue a quantity of warrants to purchase common stock at rates to be determined by reference to the prices to be paid by the Purchaser at each closing, subject to normal and ordinary anti-dilution adjustments.

NOTE 8 - LEGAL PROCEEDINGS

On April 20, 2006 IPEX, Inc (Plaintiff) filed a lawsuit in the Superior Court of California, in the County of San Diego against the Company. The plaintiff through the complaint it filed alleges breach of contract by the Company. The amount the plaintiff is claiming is included in the accounts payable.


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

Results of Operations.
a)  	Revenues and Gross Margin Loss.

	The Company reported revenues of $1,673,266 for three months period and $ 4,421,825 for the six months period ended March 31.This compares to zero for the comparable periods ending March 31, 2005. The increase in sales was due to full operation of the business during the periods ending in 2006.

        The Company incurred a gross margin loss of $ (16,527) for the three months period and ($122,659) for the six months period ending in March 31, 2006. During the same periods ending March 31, 2005 the gross margins were ($ 7,886) and (9,787) respectively.
The gross margin loss is due primarily to the fixed cost of installing circuits to handle future traffic volumes. As traffic volume increases there will be a positive impact on gross margin due to the spreading of the fixed cost incurred over higher revenues.

(b)	Selling, General, and Administrative Expenses.

	Selling, general and administrative expenses of $544,334 were incurred in the three months period and $891,097 for the six months period ending March 31, 2006 compared to $117,883 for the three months and $202,681 for the six months ending March 31, 2005. These increases were due to the staffing required to achieve the increased sales of the Company.

(c)  	Depreciation and Amortization.

	Depreciation and amortization for the three months period was $98,049 and for the six months period was $ 195,249 ending March 31, 2006. This compares to $ 27,441 in the three months period and $84,251 for the six months period ending March 31, 2005.
Depreciation is attributable to the capital equipment and software acquired for the Company to support its increase of traffic and operations.

(d)  	Interest Expense.

	The Company incurred interest charges (net of interest income) of $4,730 in the three months period and $ 35,654 for the six months period ending March 31, 2006, compared with $ 416 and $ 833 for the same periods ending March 31, 2005 respectively. The interest expense is the result of borrowings for the Company to fund its operations to increase its volume of sales.

(e)  	Income Tax Benefit.

        At March 31, 2006, the Company had available net operating loss carryforwards of approximately $2.6 million that may provide future tax benefits expiring beginning in September 2024. Because of the uncertainty of future income, the net loss carryforward has been reserved.


(f)  	Net Loss.

	The Company reported a net loss of $663,640 for the three months period and $1,244,659 for the six months period ending March 31, 2006 as compared to a net loss of $153,626 for the respective three months period and $ 297,552 for the six months period ending March 31, 2005. The increased loss was due primarily to the increase cost of the operation to support the sales level reached for the periods.



Capital Expenditures.

        There were material capital expenditures of $104,100 during the quarter ended March 31, 2006.

Risk Factors Connected with Plan of Operation.

(a)	Need for Additional Financing May Affect Operations and Plan of
Business.

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
of the Company.

	To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's access to financing proves to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(b)	Independent Auditors Have Expressed Substantial Doubt Ability
to Continue as a Going Concern.

       In his report dated January 13, 2006, the Company's independent auditor stated that the financial statements for the year ended September 30, 2005 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.


(c)	Competition May Affect Operation of Company.

            The market in the VoIP industry is intensely competitive and the Company expects competition to continue to increase. In addition some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the VoIP market. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(d)	Technological and Market Changes May Affect Operation of
Company.

       The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the VoIP industry increases, it may become increasingly difficult for the Company to be competitive.

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

(e)	New Versions of Company's Products May Contain Errors or
Defects.

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

(g)	Market Acceptance May Affect Plan of Business.

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

(h)	Ability to Compete Dependent on Protection of Proprietary
Rights.

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

(i)  	Dependence on Suppliers May Affect Operation of Company.

       The Company depends upon broadband Internet connections for moving the traffic of its customers. There are numerous suppliers of broadband Internet connection with which the Company can use to meet its needs for meeting its customer's needs. The Company does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Company's business. The Company only has limited control over any supplier as to quality controls and various other factors.

(j)	Control by Officers and Directors Over Affairs of the Company
May Override Wishes of Other Stockholders.

	The Company's officers and directors currently own approximately 66% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

	Therefore, the success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

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

(n)	Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Company Decisions.
       Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(o)	Absence of Cash Dividends May Affect Investment Value of
Company's Stock.
       The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

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

	There is a limited market for the common stock of the Company. The Company is listed on the Over the Counter Bulletin Board under the symbol "IZON". However, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(q)	Shares Eligible For Future Sale May Afect Price of Common Stock.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

       The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       On April 20, 2006 Ipex, Inc. (plaintiff) filed a lawsuit against the Company in the Superior Court of California, County of San Diego. Under the complaint, the plaintiff claims a breach of contract by the Company and seeks damages in the amount of approximately $525,000 plus interest, attorneys fees and expenses. The amount the plaintiff is claiming is included in the accounts payable.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
 	    PROCEEDS.

      	None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

	Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	None

ITEM 5.  OTHER

Commencing April 4, 2005, the Company's common stock was cleared by the NASD for trading on the Over the Counter Bulletin Board under the symbol "IZON". There was no active trading in the Company's stock during the period from approximately May 1, 1998, until April 1, 2005, when the Company's business operations were dormant but it continued filing periodic SEC reports. Prior to May 1, 1998 (when the Company was known as "W-J International, Ltd."), the common stock traded under the symbol "WJIL."

ITEM 6.  EXHIBITS

       Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InZon Corporation


Dated:  May 21, 2006                 By: /s/  David F. Levy
                                        --------------------
                              David F. Levy, Chief Executive Officer


Dated: May 21, 2006                  By: /s/ Richard Dea
                                        -----------------
                              Richard Dea, Chief Financial Officer

EXHIBIT INDEX

Number		   		       Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Levy


31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea

32      Section 1350 Certification of David F. Levy and Richard Dea