Form 10QSB/A
period 2006-03-31
InZon CORP
filed 2006-06-09
CIK 814183

This amendment has been filed solely for the purpose of amending Note 7 to the financial statements. For the convenience of the reader, the entire report has been included.

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB/A

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



See accompanying notes to financial statements

                               INZON CORPORATION
                             STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Six Months Ended
                                                           March 31,
                                                     2005             2006
                                                    ------           ------
Cash Flows From Operating Activities
  Net profit (loss)                               $ (297,552)     $ (1,244,659)
  Adjustments to reconcile net profits (loss)
   to net cash used in operating activities:
      Depreciation and amortization                   54,882           195,249
      Stock for services                                 200            35,000
      Forgivness of accrued interest                      --            30,350

Changes in operating assets and liabilities
       Accounts receivable                                --            55,911
       Deposits                                           --           (34,655)
       Accounts payable                                   --         1,016,418
       Accrued employment expense-related parties    210,000            16,425
       Accrued expense-related parties                    --            25,512
       Accrued expense                                21,817            65,717
                                                      -------           -------
       Net Cash Used In
         Operating Activities                        (10,653)          191,618
                                                      -------           -------

Cash Flow From Investing Activities
      Cost of capital acquired                            --           (25,500)
      Equipment                                           --          (104,100)
                                                      -------         ---------

Net Cash used by Investing Activities                     --          (129,600)
                                                      -------         ---------

Cash Flows From Financing Activities
  Convertible Debentures                              50,000                --
  Loan - payments                                    (75,458)         (110,000)
  Loans                                               85,792                --
  Long term liabilities                                   --           (20,347)
                                                      -------          --------

Net Cash Provided By Financing Activities             60,334          (130,347)
                                                      -------         ---------

Increase (Decrease) In Cash and
  Cash Equivalents                                    49,681           (98,679)

Cash and Cash Equivalents at Beginning of Period         260           208,192
                                                         ----          --------
Cash and Cash Equivalents at End of Period         $  49,941         $ 109,513
                                                   ==========        ==========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                       $      --         $      --
                                                   ==========        ==========
    Income taxes                                   $      --         $      --
                                                   ==========        ==========

Supplemental Information, nonmonetary transactions
    Loans                                          $ 305,482         $      --
                                                   ----------        ----------

Issuance of stock 26,215,944 at$0.0093             $ 243,672         $      --
                                                   ----------        ----------

Noncash Investing and Financing Activities
  200,000 shares at $0.001                         $     200         $      --
                                                   ----------        ----------
  1,750,000 shares @ $0.2857 for debt              $      --         $ 500,000
                                                   ----------        ----------
  350,000 shares @ $0.75 for interest and
    deferred expense                               $      --         $ 262,500
                                                   ----------        ----------
  70,000 shares @ $0.50 for service                $      --         $  35,000
                                                   ----------        ----------



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

NOTE 7 - FINANCING AGREEMENT

On March 31, 2006, InZon Corporation (the "Company") entered into a Securities Purchase Agreement, which is effective March 27, 2006 in the principal amount of $5,000,000 with Macenta Group, LLC ( the Purchaser), which is to be funded to the Company during the period from March 31, 2006, through May 8, 2006, in multiple closings of not less than $1,000,000 each. To date no funds have been received under this agreement.

In connection with the offering, the Company will issue a quantity of warrants to purchase common stock at rates to be determiend by reference to the prices to be paid by the Purchaser at each closing, subject to normal and ordinary anti-dilution adjustments.

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

	At December 31, 2006, the Company had available net operating loss carryforwards of approximately $2.6 million that may provide future tax benefits expiring beginning in September 2024. Because of the uncertainty of future income, the net loss carryforward has been reserved.


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

InZon Corporation


Dated:  June 9, 2006                 By: /s/  David F. Levy
                                        --------------------
                              David F. Levy, Chief Executive Officer


Dated: June 9, 2006                  By: /s/ Richard Dea
                                        -----------------
                              Richard Dea, Chief Financial Officer

EXHIBIT INDEX

Number		   		       Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Levy


31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea

32      Section 1350 Certification of David F. Levy and Richard Dea