Form 10QSB
period 2006-06-30
InZon CORP
filed 2006-08-21
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-17345

INZON CORPORATION

(Exact Name of Company as Specified in Its Charter)

Nevada	41-1578316
(State or Other Jurisdiction of Incorporationor Organization)	(I.R.S. Employer Identification No.)

238 Northeast 1st Avenue, Delray Beach, Florida	33444
(Address of Principal Executive Offices)	(Zip Code)

(561) 279-8200

(Company’s Telephone Number)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes [ _ ] No [ _ ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of June 30, 2006, the Company had 34,889,150 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ _ ] No [ X ]

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCAL STATEMENTS

INZON CORPORATION

BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS
Current Asset
Cash in bank	$20,999
Accounts receivable	53,329
Carriers deposits	36,655
Total Current Assets	110,983

Fixed Assets
Equipment, Furniture & fixtures- net
of depreciation of $90,812 net	166,379
Total Fixed Assets	166,379

Trademarks	20,000
Software - net of amortization of $ 345,924	772,886
Deferred expenses -net of amortization of $ 58,037	174,113
Total Other Assets	966,998

Total Assets	$1,244,361

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Current portion -long term debt	37,652
Notes payable	197,792
Accounts payable	1,454,370
Customer deposits	15,000
Compensation payable-related parties	448,216
Accrued expense	96,812
Total Current Liabilities	2,249,841

Long Term Liabilities
Notes payable - equipment	133,935
Less; current portion	(37,652)
Total Long Term Debt	96,281

Total Liabilities	2,346,124

Stockholders' Deficit
Common stock, $0.001 par value; authorized 500,000,000 shares;
issued and outstanding 34,889,150 shares	34,889
Additional paid-in capital	1,987,786
Retained (deficit)	(3,124,439)
Total Stockholders' Deficit	(1,101,764)
Total Liabilities and Stockholder Deficit	$1,244,361

See accompanying notes to financial statements

INZON CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30		March 31
	2005	2006	2005	2006

Sales	$--	$753,625	$--	$5,175,450

Cost of sales	35,499	675,631	37,400	5,220,115

Gross Profit(Loss)	(35,499)	77,994	(37,400)	(44,665)

Selling, General, and Administrative Expenses	333,361	503,998	573,297	1,319,636

Depreciation and Amortization	27,441	126,068	82,323	322,316

Interest Charges (Net of Interest Income)	417	7,499	1,250	43,153
	361,219	637,565	656,870	1,685,105

Net Loss Before Income Taxes	(396,718)	(559,571)	(694,270)	(1,729,770)

Income Tax Expense (Benefit)	--	--	--	--

Net Income (Loss)	$(396,718)	$(559,571)	(694,270)	$(1,729,770)

Net Loss per share	$(0.0128)	$(0.0172)	$(0.0228)	$(00508)

Weighted Average Number of Common
Shares Used to Compute Net Income
(Loss) per Weighted Average Share	30,892,205	34,846,623	30,398,546	34,024,974

See accompanying notes to financial statements

 INZON CORPORATION

(STATEMENTS OF CASH FLOWS)

(Unaudited)

	Nine months Ended June 30
		2005	2006

Cash Flows From Operating Activities
Net profit (loss)		$(694,270)	$(1,729,770)
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
Depreciation and amortization		82,323	322,316
Stock for services		127,943	116,500
Compensation payable -officers		315,000	--
Changes in operating assets and liabilities		--	61,171
Accounts receivable
Deposits		--	(36,655)
Accounts payable		--	1,101,361
Accrued employment expense-related parties		--	31,800
Accrued expense		57,155	7,918
Net Cash Used In
Operating Activities		(111,848)	(125,359)
Cash Flow From Investing Activities
Deposits		(11,000)	--
Investing costs		--	(25,500)
Net Cash used by
Investing Activities		(11,000)	(25,500)
Cash Flows From Financing Activities
Convertible Debentures		570,000	--
Loan – payments		(141,690)	(86,334)
Loans		37,792	50,000
Cash from Merger		260	--
Net Cash Provided By
Financing Activities		466,362	(36,334)
Increase (Decrease) In Cash and Cash Equivalents		343,513	(187,193)
Cash and Cash Equivalents at Beginning of Period		--	208,192

Cash and Cash Equivalents at End of Period		$343,513	$20,999

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest		$--	$--
Income taxes		$--	$--
Supplemental Information, Nonmonetary transactions
1,697,434 shares @ $0.001 to $0.81 and	$		$--
240,000 shares @ $0.45-$0.50
Respectively for services		$127,943	$116,500
1,750,000 shares @ $0.2875 for debt		$--	$500,000
350,000 shares @$0.75 for accounts payable		$--	$262,500

See accompanying notes to financial statements

INZON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation (“Company”), as of June 30, 2006 (unaudited) and the related statements of operations and cash flows for the nine months ended June 30, 2006 and 2005 (unaudited) are enclosed.  In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2005

Interim Financial Statements.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2006.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005.

NOTE 2

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

Impaired Fair Value of Financial Instruments.

The carrying amounts for the Company’s cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Effective January 1, 1993, the Company adopted SFAS No.109.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.”  SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted.  Effective January 1, 1998, the Company adopted SFAS No. 128.  Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the fully diluted losses per share for the two quarters of fiscal years 2006 and 2005 were antidilutive, basic and diluted losses per share are the same.  Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3

GOING CONCERN CONSIDERATIONS

As of June 30, 2006, the Company reported an accumulated deficit of $3,124,439.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to generate positive cash flow from operations, as well as the ability to raise additional capital.  Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed.  As of June 30, 2006, these factors raise substantial doubt about the Company’s ability to continue as a going concern. (See Note: 7 Financing Agreement)

NOTE 4

BUSINESS MERGER

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

 In substance, the transaction is considered to be a capital transaction rather than a business combination. Consequently, the transaction is considered a reverse takeover and the accounting treatment will be as if the Company acquired W-J.  Accordingly, these financial statements are the historical financial statements of InZon.

NOTE 5

RELATED PARTY TRANSACTIONS

Three of the officers and directors of the Company, David Levy, James Smith and Richard Dea have employment agreements with InZon. Each of these agreements is for a term of five years from June 1, 2004 for Messer’s Levy and Smith and from October 1, 2005 for Mr. Dea.  Under these agreements, these individuals will be paid an annual salary of $240,000, $180,000 and $ 144,000, respectively.  Also, each individual will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock.  In addition, each employee will be entitled to certain other medical, dental, and insurance benefits.

NOTE 6

CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent a few customers and three suppliers. The loss of any of these customers or suppliers could have an adverse affect on the Company’s business.

NOTE 7

FINANCING AGREEMENT

On March 31, 2006, InZon Corporation (the "Company") entered into a Securities Purchase Agreement, which is effective March 27, 2006 in the principal amount of $5,000,000 with Macenta Group, LLC ( the Purchaser), which was to be funded to the Company during the period from March 31, 2006, through May 8, 2006, in multiple closings of not less than $1,000,000 each. To date no funds have been received under this agreement.

In connection with the offering, the Company will issue a quantity of warrants to purchase common stock at rates to be determined by reference to the prices to be paid by the Purchaser at each closing, subject to normal and ordinary anti-dilution adjustments.

NOTE 8

LEGAL PROCEEDINGS

On April 20, 2006 IPEX, Inc (Plaintiff) filed a lawsuit in the Superior Court of California, in the County of San Diego against the Company. The plaintiff through the complaint it filed alleges breach of contract by the Company. The amount the plaintiff is claiming is included in the accounts payable. The Company has been in discussions with the plaintiff and to date the plaintiff has taken no further action.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

The Company is a telecommunication service provider of VoIP (Voice over Internet Protocol) wholesale/retail inbound/outbound traffic to Tier 1 and Tier 2 Carriers.  The Company's VoIP technology, provides complete voice, fax, data, conference calls and Internet services on a wholesale basis over a private IP network to international carriers and other communication service providers in the United States and internationally utilizing its own worldwide hybrid VoIP/TDM network.  VoIP is a fragmented market with a number of small companies providing services without a strong backbone network.  Most of these companies are targeting the US domestic market, which is very difficult to compete in and does not provide viable margins.

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

The Company network utilizes 60 Hudson Street, New York City as a collocation center and its equipment is comprised of Cisco Gateways, SS7 & Emergent Soft Switches providing high performance telephony applications on its own network.

The Company established a Media division as part of the company's strategic plan to expand its business into sectors where similar technologies and infrastructures converge. The Company’s Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment.

SAE Group, Inc. (Software Application Engineering) was established in 1985, to provide computer software development and related consulting services for a variety of commercial and governmental service organizations. In 1986, SAE received its first opportunity in the satellite broadcast industry when it was contracted to develop a traffic scheduling and billing computer application for Hughes Television Network(r) (HTN), then a leading sports backhaul provider. The HTN application became the seed from which SATCON® and later SatConCS® applications were developed and, as word spread of SAE's successful development and implementation of the HTN system, other broadcast companies came to SAE for customized solutions.  The Company expects to utilize SAE software technology in its current operations and as a bridge to seamlessly merge the operations of future acquisitions.

Results of Operations.

a)

Revenues and Gross Margin Loss.

The Company reported revenues of $ 753,625 for three months period and $ 5,175,450 for the nine months period ended June 30.This compares to no sales for the comparable periods ending June 30, 2005. The increase in sales for the nine month was due to full operation of the business during the periods ending in 2006.

The Company earned a gross margin of $ 77,994 for the three months period and gross margin loss of ($44,665) for the nine months period ending in June 30, 2006.  During the same periods ending June 30, 2005 the gross margins losses were ($ 35,499) and ($37,400) respectively.  The gross margin losses were due primarily to the fixed cost of installing circuits to handle future traffic volumes.  During the quarter ending June 30, 2006 the Company incurred a positive gross margin. This is due to both volume increases and decrease unit cost for the traffic it is sending through the carriers. Any additional increase in volume may significantly increase the gross margin percentage and total dollar amount of gross margin.

(b)

Selling, General, and Administrative Expenses.

Selling, general and administrative expenses of $532,017 were incurred in the three months period and $ 1,377,673  for the nine months period ending June 30, 2006 compared to $ 333,361 for the three months and $573,297 for the nine months ending  June 30, 2005. These increases were due to the staffing to support the increased sales of the Company.

(c)

Depreciation and Amortization.

Depreciation and amortization for the three months period was $ 98,049 and for the nine months period was $ 264,279 ending June 30, 2006. This compares to $ 27,441 in the three months period and $ 82,323 for the nine months period ending June 30, 2005.  The increase in depreciation is attributable to the capital equipment and software acquired by the Company to support increased   traffic and operations.

(d)

Interest Expense.

The Company incurred interest charges (net of interest income) of $ 7,499 in the three months period and $ 43,153 for the nine months period ending June 30, 2006, compared with $ 417 and $ 1,250 for the same periods ending June 30, 2005 respectively. The interest expense is the result of borrowings for the Company to fund its operations to increase its sales.

(e)

Income Tax Benefit.

At December 31, 2006, the Company had available net operating loss carryforwards of approximately $3.1 million that may provide future tax benefits expiring beginning in September 2025. Because of the uncertainty of future income, the net loss carryforward has been reserved.

(f)

Net Loss.

The Company reported a net loss of $559,571 for the three months period and $1,729,770 for the nine months period ending June 30, 2006 as compared to a net loss of $396,718 for the respective three months period and $ 694,270 for the nine months period ending June 30, 2005.  The loss was due primarily to gross margin losses during the first two quarters of the period and increase cost of operations to support the sales increases during the nine month periods.

Capital Expenditures.

There were no capital expenditures during the quarter ended June 30, 2006.

Risk Factors Connected with Plan of Operation.

(a)

Need for Additional Financing May Affect Operations and Plan of Business.

The Company anticipates based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations.  Such financing, when needed, may not be available, or may not be available on terms acceptable to management.  In the event that the Company’s plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Company would be required to seek additional financing.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.  In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require the Company to:

•  curtail operations significantly;

•  sell significant assets;

•  seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•  explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations.  Regardless of whether the Company’s access to financing proves to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Operating Activities.

The net cash used in operating activities was $125,359. for the nine months ended June 30, 2006 compared to net cash used of $ 118,848 for the nine months ended June 30, 2005. This increase is attributed to many changes from period to period, but primarily to the pay down of outstanding payables and other accrued expenses.

Investing Activities.

Net cash used in investing activities was $ 25,500 for the nine months periods ending June 30, 2006 and $ 11,000 for the same period ending June 30, 2005.

Liquidity and Capital Resources.

As of June 30, 2006, the Company had total current assets of $110,983 and total current liabilities of $2,249,841, resulting in net working capital deficit of $ 2,138,858.   During the nine months ended June 30, 2006 and 2005, the Company incurred losses of $ 1,729,770 and $ 649,270, respectively, and the Company had an accumulated deficit of $1,101,764 as of June 30, 2006.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

(b)

Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

In his report dated January 13, 2006, the Company’s independent auditor stated that the financial statements for the year ended September 30, 2005 were prepared assuming that the Company would continue as a going concern.  The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company’s securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c)

Competition May Affect Operation of Company.

The market in the VoIP industry is intensely competitive and the Company expects competition to continue to increase.  In addition some competitors in the Company’s market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does.  The Company also expects to face additional competition as other established and emerging companies enter the VoIP market.  To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction.  Such investment will increase the Company’s expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(d)

Technological and Market Changes May Affect Operation of Company.

The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers.  There can be no assurance that the Company’s existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all.  Currently, the Company is focusing on upgrading and introducing new products.  There can be no assurance that enhancements to existing products or new products will receive customer acceptance.  As competition in the VoIP industry increases, it may become increasingly difficult for the Company to be competitive.

Risks associated with the development and introduction of new products include delays in development and changes in VoIP technology, and operating system technologies that could require the Company to modify existing products.  There is also the risk to the Company that there may be delays in initial shipments of new products.  Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(e)

New Versions of Company’s Products May Contain Errors or Defects.

The Company’s VoIP technology is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released.  This may result in the loss of, or delay in, market acceptance of the Company’s services.  The Company may in the future discover errors in new services after their commencement or be required to compensate customers for such limitations or errors, as a result of which the Company’s business, cash flow, financial condition and results of operations could be materially adversely affected.

(f)

No Assurance of Successful and Timely Product Development.

The Company’s services and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

There can be no assurance that the Company’s development efforts will be successfully completed.  The Company’s proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding.  In light of the foregoing factors, there can be no assurance that the Company will be able to complete or successfully commercialize its services.  The inability of the Company to successfully complete the development of new services or to do so in a timely manner, could force the Company to scale back operations, or cease operations entirely.

(g)

Market Acceptance May Affect Plan of Business.

The Company’s success is dependent on the market acceptance of its services.  Despite the increasing demand for VoIP technology, this industry is not long established and market acceptance of the Company’s services will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness.  Even if the advantages of the Company’s services are established, the Company is unable to predict how quickly, if at all, the services will be accepted by the marketplace.

(h)

Ability to Compete Dependent on Protection of Proprietary Rights.

The Company’s ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights.  The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop a service that are similar or superior to the Company’s, or that third parties will not copy or otherwise obtain and use the Company’s proprietary information without authorization.  In addition, certain of the Company’s know-how and proprietary technology may not be patentable.

The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan.  There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all.  The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company’s business, financial condition or operating results.

There is a risk that some of the Company’s products may infringe the proprietary rights of third parties.  In addition, whether or not the Company’s products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them.  If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights.  The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all.  The Company’s failure to do so could have a negative affect on its business and revenues.

(i)

Dependence on Suppliers May Affect Operation of Company.

The Company depends upon broadband Internet connections for moving the traffic of its customers.  There are numerous suppliers of broadband Internet connection with which the Company can use to meet its needs for meeting its customer’s needs.  The Company does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Company’s business.  The Company only has limited control over any supplier as to quality controls and various other factors.

(j)

Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

The Company’s officers and directors currently own approximately 66% of the outstanding shares of the Company’s common stock.  As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval.  In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company.  Investors will only have rights associated with stockholders to make decisions that affect the Company.  Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

Therefore, the success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company.  Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

(k)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

The Company’s success is dependent upon the hiring of key administrative personnel.  Only three of the Company’s officers, directors, and key employees have an employment agreement with the Company (CEO, COO and CFO); therefore, there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements.  Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects.

(l)

Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

Under the Company’s Articles of Incorporation, as amended and restated, and its Bylaws, as restated, the Company is permitted to indemnify directors, officers, employees and agents of the Company.  In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors.  Any indemnification of directors, officer, employees, or agents could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

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

(n)

Non-Cumulative Voting May Affect Ability of Shareholders to Influence Company Decisions.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company’s board of directors.

(o)

Absence of Cash Dividends May Affect Investment Value of Company’s Stock.

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Company, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(p)

No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company’s Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended.  Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities.  Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.  It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

There is a limited market for the common stock of the Company.  The Company is listed on the Over the Counter Bulletin Board under the symbol “IZON”.  However, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s securities.  The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include the use of estimates in the preparation of financial statements.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Forward Looking Statements.

The foregoing plan of operations contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements as to the Company’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its operating losses and negative cash flow, and its critical accounting policies.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Company’s ability to develop new technology and introduce new products and its ability to protect its intellectual property.  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer; of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon the evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

On April 20, 2006 Ipex, Inc. (plaintiff) filed a lawsuit against the Company in the Superior Court of California, County of San Diego. Under the complaint, the plaintiff claims a breach of contract by the Company. The Company has had discussions with the plaintiff.  To date no further action has been taken by the plaintiff.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER

Commencing April 4, 2005, the Company’s common stock was cleared by the NASD for trading on the Over the Counter Bulletin Board under the symbol “IZON”. There was no active trading in the Company’s stock during the period from approximately May 1, 1998, until April 1, 2005, when the Company’s business operations were dormant but it continued filing periodic SEC reports.  Prior to May 1, 1998 (when the Company was known as “W-J International, Ltd.”), the common stock traded under the symbol “WJIL.”

ITEM 6.

EXHIBITS

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InZon Corporation

Dated: August 21, 2006	By: /s/ David F. Levy
David F. Levy, Chief Executive Officer

Dated: August 21, 2006	By: /s/ Richard Dea
Richard Dea, Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Levy

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea

32	Section 1350 Certification of David F. Levy and Richard Dea