Form 10KSB
period 2006-09-30
InZon CORP
filed 2007-01-18
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

COMMISSION FILE NUMBER: 0-17345

INZON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	41-1578316
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

238 Northeast 1st Avenue, Delray Beach, Florida	33444
(Address of Principal Executive Offices)	(Zip Code)

(561) 279-8200
Registrant’s telephone number

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).   Yes           No     X    .

The Registrant’s revenues for the fiscal year ended September 30, 2006 were $ 5,429.,043  As of September 30, 2006 the Registrant had 35,854,150 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 5,019,581 as of September 30, 2006

Transitional Small Business Disclosure Format (check one): Yes          No    X   .

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

26

ITEM 13. EXHIBITS

26

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

27

SIGNATURES

28

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

             InZon Corporation, (Registrant) a Delaware corporation  was formed on May 14, 2004 and commenced operations as of inception.  The Registrant is a global communications corporation with three distinct divisions; Telecom, Digital Media and Wireless. The Registrant. utilizes Voice over Internet Protocol (VoIP) technologies to provide complete voice, fax, data and conference call services on an ASP platform using its own worldwide hybrid VoIP/TDM network. The Registrant’s hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology) uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and employs dynamic routing that will allow its systems to immediately react to changing network conditions and reroute based on predefined criteria. Its Digital Media division was established to leverage the Registrant’s VoIP network platform and infrastructure to provide transport for broadcast video content. The Company’s Wireless division utilizes software developed by its VoIP division to provide VoIP services to wireless applications.

On September 24, 2004 the Registrant entered into a reverse merger agreement effective October 1, 2004 with W-J International, Inc, a Nevada corporation. The effective date of the merger was October 1, 2004.  Under the terms of the agreement, W-J International was merged into the Registrant  The merger plan specified the issuance of one new share of common stock of the Registrant for each share of outstanding common stock of W-J International.

Business of the Registrant.

(a)

Principal Services and Markets.

The Registrant is a telecommunication service provider of VoIP (Voice over Internet Protocol) wholesale/retail inbound/outbound traffic to Tier 1 and Tier 2 Carriers. The Registrant’s VoIP technology, provides complete voice, fax, data, conference call and Internet services on a wholesale basis over a private IP network to international carriers and other communication service providers in the United States and internationally utilizing its own worldwide hybrid VoIP/TDM network.  VoIP is a fragmented market with a number of small companies providing services without a strong backbone network.  Most of these companies are targeting the US domestic market, which is very difficult to compete in and does not provide viable margins.

The Registrant’s hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology) uses leading edge monitoring and management software system employing dynamic routing to allow for immediate reaction to changing network conditions and rerouting based on predefined criteria.  These systems employ dynamic routing that allows systems to immediately react to changing network conditions and reroute based on predefined criteria.  A web-based mechanism allows external access for customers and suppliers to more readily obtain or offer new rates and codes.  Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom.  By streamlining this process, the Registrant is able to provide maximum value and compelling niche appeal to potential customers and suppliers.

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

The Registrant’s Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment.

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

(d)

Competition.

The Registrant’s industry remains extremely competitive, with large capacity and highly competitive prices prevailing in the market place.  The Registrant is a start up and is competing with numerous other carrier for traffic to meet its sales and profitability goals.  Major competitors such as GlobalNet and Dialmex exist in the Registrant’s market.

(e)

Sources and Availability of Raw Material.

The Registrant is dependent on broadband internet connections for moving the traffic of its customers.  There are numerous suppliers of broadband internet connection which the Registrant can use for meeting its customer’s needs.  The Registrant does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Registrant’s business.

(f)

Dependence on Major Customers.

The Registrant is at this time dependent on three major customers for its business. For the fiscal year ended on September 30, 2006 these three customers accounted for approximately 86% of the Registrant’s revenues.  It is anticipated the Registrant will develop a broad base of customers to minimize the dependency on major customers.

(g)

Intellectual Property.

The Registrant’s business is dependent on the proprietary software developed and owned by the Registrant for the specific work of routing traffic generated by its customers and terminated at its destination.  The Registrant does not hold any patents or licenses agreements related to its business.

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

(k)

Compliance with Environmental Laws.

The costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Registrant’s operations.

Employees.

The Registrant has seven full time employees. The Registrant  presently have no labor contract with any unions and does not anticipate unionization of personnel in the foreseeable future.  The relationship  with the employees is good.

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

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any governmental, legal or arbitration proceedings (including any such proceedings which are pending or threatened of which the Company is aware) which may have a significant effect upon the financial position or profitability of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant’s common stock was approved for quotation on the National Association of Securities Dealers OTC Bulletin Board under the symbol: IZON commencing on May 12, 2005. Prior to that date the Registrants common stock was not eligible for trading or quotation on any market or stock exchange.  The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in the Company's securities.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2006

	High	Low

Quarter Ended September 30, 2006	0.17	0.08
Quarter Ended June 30, 2006	0.54	0.20
Quarter Ended March 30, 2006	0.81	0.40
Quarter Ended December 31, 2005	0.92	0.40

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2005

	High	Low

Quarter Ended September 30, 2005	1.01	0.38
Quarter Ended June 30, 2005	0.42	0.11
Quarter Ended march 31, 2005	NA	NA
Quarter Ended December 31, 2004	NA	NA

Holders of Common Equity.

As of September 30, 2006, the Registrant had 35,854,150 shares of common stock outstanding and approximately 566 shareholders of record.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated.  The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon the Registrant’s earnings, capital requirements and other factors.

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered (restricted) securities during the fourth quarter of the fiscal year ended September 30, 2006

(a)

On December 30, 2005, the Registrant issued 1,7500,000 shares of common stock to one entity  for the conversion of debt to shares  with a value of $ 500,000 ($0.2857 per share)

(b)

On December 30, 2005, the Registrant issued 350,000 shares of common stock to one  the same entity for the forgiveness of interest earned on the convertible debt and the forgiveness of registration rights on shares issued per the conversion agreement with a value of $350,000 ($0.75. per share).

No commissions were paid in connection with any of these sales.  These sales were undertaken in reliance on Section 4(2) of the Securities Act of 1933.  None of the transactions involved a public offering and each of the investors represented that he was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

 ITEM 6.

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

The Registrant’s hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology), uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and further enhance our ability to remain competitive. These systems employ dynamic routing that will allow systems to immediately react to changing network conditions and reroute based on predefined criteria.  A web-based mechanism will be provided to allow external access for our customers and suppliers to more readily obtain or offer new rates and codes.  Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom.  By streamlining this process, the Registrant is able to provide maximum value and compelling niche appeal to potential customers and suppliers.

The Registrant will focus on Wholesale Outbound Traffic to Latin America, Asia & Europe.  Voice over Internet Protocol (“VoIP”), complete US & Worldwide Carrier Grade Hybrid VoIP/TDM Services & Network, VoIP Phone Service Application & Distribution with monthly recurring revenues. The Registrant’s market includes: Asia, Latin America, Europe and South Africa. with Tier 1 appeal and  traditional connectivity options. (SS7/C7 signaling)

The Registrant network utilizes 60 Hudson Street, New York City as a co-location center and its equipment are comprised by Cisco Gateways, SS7  & Emergent Soft Switches providing high performance telephony applications on its own network.

The next phase of the Registrant’s growth will increase traffic capacity to handle up to 10 million minutes per day.  Approximately 30% of the overall capacity will be allocated to international traffic associated with VoIP product applications.  The balance of available capacity will be used for wholesale expansion in Latin America.

The Registrant has secured partnership agreements with an Asian VSAT broadband provider for traffic termination into the US and with a significant US carrier already entrenched in the Mexican telecom market with substantial market presence.  These partnerships will allow the company to interconnect with both customers at 60 Hudson Street, New York, New York, for lowest cost termination into US from Africa and Mexico, with a high quality of service (QoS).  In addition, the Mexican partnering company owns a significant fiber based telephone service network in Mexico, which they could benefit financially by increasing their gross margins from 12% to 40% when converting to the Registrant’s VoIP platform.  The recurring costs associated with fiber would be reduced in the conversion to VoIP as the transit mechanism.

On August 23, 2005, the Registrant’s Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment.

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

Results of Operations.

The results of operations reflect a period of 12 months for the year ending September 30, 2005 and September 30, 2006.

(a)

Revenues.

For the years ended September 30, 2005 and 2006, the Registrant reported total operating revenues of $556,344 and $5,441,330 respectively. The Registrant was a dormant company until the merger on October 1, 2004 and did not initiate sales until August 2005 which lead to the dramatic increase over the previous year. The dramatic increase in sales was due to the first full year of operations and traffic acquired during that time period.

(b)

Selling, General and Administrative Expenses.

The Registrant incurred total selling, general and administrative expenses (“SG&A”) of $1,026,748 for the year ended September 30, 2005 as compared to $1,873,852 for the fiscal year ended September 30, 2006.  This represents an increase of  SG&A expenses due to the first full year  of the operations of the Registrant.  Included in the SG&A is stock for services of $235,940. The variance between the fiscal years is the result of the cost of initiating the business sales and operations.

(c)

Depreciation and Amortization.

Depreciation and amortization for the year ended September 30, 2005 was $125,648 for the Registrant compared to $447,656 for the year 2006. The variance between the fiscal years is the result of the acquisition of software that was placed in service during the year ending 2006.

(d)

Interest Expense.

The Registrant incurred interest charges of $32,535 for the fiscal year ended September 30, 2005, compared with such charges of $51,262 in the year ended September 30, 2006. The variance between the fiscal years increase is the result of the increase in notes payable.

(f)

Net Operating Loss Carryforward.

As of September 30, 2006, the Registrant had net operating loss carryforward of approximately $3,755,183  and deferred credits of approximately $ 400,000. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(g)

Net Loss.

The Registrant recorded a net loss from continued operations of $1,182,340 for the fiscal year ended September 30, 2005, as compared to a net loss of $2,360,484 for the fiscal year ended September 30, 2006.  The increase loss was due to the first full  year of operations and increased expenses in the first year..

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Capital Expenditures.

There were no of capital expenditures during the fiscal year ended September 30, 2006 compared with the acquisition of SAE for $670,000 in 2005.

Risk Factors Connected with Plan of Operation.

(a)

Limited Prior Operations, Concentration of Customers and Suppliers, and Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited operations to date.  Since the Registrant’s principal activities to date have been limited to organizational activities, and seeking new business, it has only limited recent record of any revenue-producing operations.  Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. The Registrant’s revenue sources consisted of 80% from three customers and their source of supply consisted of 80% of their purchases from two supplier.  The loss of either the customer or supplier could have an adverse affect on the Registrants business.  In addition, the Registrant has only limited assets.  As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level.  Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: $ 2,360,484 for the fiscal year ended September 30, 2006 and $1,182,340 for the fiscal year ended September 30, 2005.  At September 30, 2006, the Registrant had an accumulated deficit of $3,755,183. This raises substantial doubt about the Registrant’s ability to continue as a going concern.

As a result of the fixed nature of many of the Registrant’s expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant’s products or any capital raising or revenue shortfall.  Any such delays or shortfalls will have an immediate adverse impact on the Registrants business, operations and financial condition.

(b)

Need for Additional Financing May Affect Operations and Plan of Business.

The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations.  Such financing, when needed, may not be available, or on terms acceptable to management.  In the event that the Registrant’s plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.  In addition, insufficient funding may have a material adverse effect on the company’s financial condition, which could require the company to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the company.

To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant’s operations.  If the Registrant’s access to financing proves to be inadequate to meet the company’s operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c)

Competition.

            The market in the VoIP industry is intensely competitive and the Registrant expects competition to continue to increase.  In addition, some competitors in the Registrant’s market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does.  The Registrant also expects to face additional competition as other established and emerging companies enter the VoIP market.  To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction.  Such investment will increase the Registrant’s expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(d)

Technological and Market Changes.

The markets in which the Registrant competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers.  There can be no assurance that the Registrant’s existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all.  Currently, the Registrant is focusing on upgrading and introducing new products.  There can be no assurance that enhancements to existing products or new products will receive customer acceptance.  As competition in the electronic payments industry increases, it may become increasingly difficult for the company to be competitive.

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

(e)

New Versions of Registrant’s Products May Contain Errors or Defects.

The Registrant’s VoIP technology is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released.  This may result in the loss of, or delay in, market acceptance of the Registrant’s services.  The Registrant may in the future discover errors in new services after their commencement or be required to compensate customers for such limitations or errors, as a result of which the Registrant’s business, cash flow, financial condition and results of operations could be materially adversely affected.

(f)

No Assurance of Successful and Timely Product Development.

The Registrant’s services and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

There can be no assurance that the Registrant’s development efforts will be successfully completed.  The Registrant’s proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Registrant, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding.  In light of the foregoing factors, there can be no assurance that the Registrant will be able to complete or successfully commercialize its services.  The inability of the Registrant to successfully complete the development of new services or to do so in a timely manner, could force the Registrant to scale back operations, or cease operations entirely.

(g)

Market Acceptance.

The Registrant’s success is dependent on the market acceptance of its services.  Despite the increasing demand for VoIP technology, this industry is not long established and market acceptance of the company’s services will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness.  Even if the advantages of the Registrant’s services are established, the company is unable to predict how quickly, if at all, the services will be accepted by the marketplace.

(h)

Protection of Proprietary Rights.

The Registrant’s success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights.  The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that is similar or superior to the Registrant’s, or that third parties will not copy or otherwise obtain and use the Registrant’s proprietary information without authorization.  In addition, certain of the Registrant’s know-how and proprietary technology may not be patentable.

The Registrant may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan.  There can be no assurance that these third party licenses will be available or will continue to be available to the Registrant on acceptable terms or at all.  The inability to enter into and maintain any of these licenses could have a material adverse effect on the Registrant’s business, financial condition or operating results.

There is a risk that some of the Registrant’s products may infringe the proprietary rights of third parties.  In addition, whether or not the Registrant’s products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them.  If any claims or actions are asserted against the Registrant, it may be required to modify its products or seek licenses for these intellectual property rights.  The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all.  The Registrant’s failure to do so could have a negative affect on its business and revenues.

(i)

Dependence on Suppliers.

The Registrant depends upon broadband internet connections for moving the traffic of its customers.  There are numerous suppliers of broadband internet connection with which the Registrant can use to meet its needs for meeting its customer’s needs.  The Registrant does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Registrant’s business.  The Registrant only has limited control over any supplier as to quality controls and various other factors. At present over 90% of the Registrant’s traffic is dependent on one supplier.

(j)

Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

The Registrant’s officers and directors currently own common stock equal to approximately 66.8 % of the outstanding shares of the Registrant’s common stock.  As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval.  In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant.  Investors will only have rights associated with stockholders to make decisions that affect the Registrant.  Accordingly, it could be difficult for unaffiliated shareholders to effectuate control over the affairs of the Registrant.

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

(k)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

The Registrant’s success is dependent upon the hiring of key administrative personnel.  Only two of the Registrant’s officers, directors, and key employees have an employment agreement with the Registrant (CEO and COO); therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements.  Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant’s business and prospects.

(l)

Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

Under the Registrant’s Articles of Incorporation, as amended and restated, and its Bylaws, as restated, the Registrant is permitted to indemnify directors, officers, employees and agents of the company.  In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors.  Any indemnification of directors, officer, employees, or agents could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

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

(n)

Non-Cumulative Voting May Affect Ability of Shareholders to Influence Registrant Decisions.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise.  Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant’s board of directors.

(o)

Absence of Cash Dividends May Affect Investment Value of Registrant’s Stock.

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant’s business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(p)

No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant’s Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended.  Because the securities of the Registrant constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Registrant and to its securities.

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

There was no public market for the common stock of the Registrant until May 12, 2005.  An investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant’s securities.  The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Registrant’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential shareholders of the Registrant should also be aware that, according to SEC Release No. 34-49037, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room”

practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  The Registrant’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Registrant does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Registrant’s securities.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Registrant’s most critical accounting policies include the use of estimates in the preparation of financial statements.  The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

Forward Looking Statements.

The foregoing plan of operations contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its operating losses and negative cash flow, and its critical accounting policies.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant’s ability to develop new technology and introduce new products and its ability to protect its intellectual property.  These forward-

looking statements speak only as of the date hereof.  The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the years ended September 30, 2005 and 2006 are presented in a separate section of this report following Item 14.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 7, 2006, the firm De Joya Griffith & Company, LLC, of Henderson, Nevada, was engaged as the principal accountant to audit the Registrant’s financial statements for the fiscal year of the Registrant ended September 30, 2006, and George Brenner, C.P.A., the independent accountant who was previously engaged as the principal accountant to audit the Registrant’s financial statements, resigned. The decision to change independent accountants was approved by the Audit Committee and the Board of Directors of the Registrant on December 6, 2006.

Except for the following qualification, the reports of George Brenner, C.P.A., for the fiscal years ended September 30, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle:

“The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has an accumulated deficit of $1,394,670 at September 30, 2005.  The Company has suffered losses from start-up operations and has a substantial need for working capital.  This raises substantial doubt about it ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty”.

During the fiscal years ended September 30, 2005 and 2004, and interim periods through June 30, 2006, there were no disagreements with George Brenner, C.P.A. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of George Brenner, C.P.A., would have caused him to make reference thereto in his report on the Registrant’s financial statements for such years. During the fiscal years ended September 30, 2005 and 2004 and through December 7, 2006, there were no “reportable events” with respect to the Registrant as that term is defined in Item 304(a)(1)(iv) of Regulation S-B. During the fiscal years ended September 30, 2005 and 2004 and through December 7, 2006,  The Registrant did not consult with George Brenner, C.P.A. with respect to any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

The Registrant provided a copy of the foregoing disclosures to George Brenner, C.P.A. prior to the date of filing this report and  he provide a letter addressed to the Securities and Exchange Commission stating he agreed with the statements in  Item 4.01 Form 8-k.

ITEM 8A.  CONTROLS AND PROCEDURES.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was done under the supervision and with the participation of the

Registrant’s president. Based upon that evaluation, he concluded that the Registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

None.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below.  The directors named below will serve until the next annual meeting of the Registrant’s stockholders or until their successors are duly elected and have qualified.  Directors are elected for a term until the next annual stockholders’ meeting.  Officers will hold their positions at the will of the board of directors.  There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant’s affairs.  There are no other promoters or control persons of the Registrant.  There are no legal proceedings involving the directors of the Registrant.

Directors and Executive Officers.

(a)       David F. Levy, Chief Executive Officer/Director.

           Mr. Levy, age 61, was President of GlobalNet Corp., a publicly traded (GLBT.OB) leading VoIP telecommunication company from Feb 2004 until May 2004 when he resigned Globalnet to found InZon Corporation.  Prior to that, from June 2000 to Jan 2004, Mr. Levy was the founder and Chairman/Chief Executive Officer of Vox2 Healthcare L.L.C., a healthcare technology startup based in Deerfield Beach, Florida operating in the area of infrastructure and integration of broadband services via state-of-the-art satellite technology.  From June 1997 to June 2000, Mr. Levy was the CEO for Levico Group, Inc., the second largest chain of childcare centers in South Florida.  Mr. Levy was also the founder, Chairman and CEO of SubMicron Systems Corporation, a NASDAQ-listed, worldwide technology leader in the design and manufacture of production systems for semiconductor wafers and integrated circuits.  Mr. Levy holds a BSME degree from Pontificia Catholic University in Rio de Janario, Brazil and a MBA from John F. Kennedy University in Orinda, California

(b)        Philip Loh, Secretary/Director.

           Mr. Loh, age 51, is the founder and President of Fremont, California based InterWorld Group (www.interworldgroup.com), a global manufacturer and distributor of supplies and equipment for Micro Contamination Control and ESD Control, with offices and manufacturing plants in over ten countries, including USA, China, Singapore and India. He has held this position from March 1986 to the present.  He jointed InZon Corporation’s board of directors on July 1, 2004.

(c)        Richard Dea, Chief Financial Officer/Treasurer/Director.

             Mr. Dea, age 56, who joined InZon Corporation on July 1, 2004, brings over 26 years of diverse financial accounting, systems and regulatory experience working directly with some of the world’s leading telecom organizations.  From April 1990 to the present, he has served as president of SAE Group of Delray Beach, Florida, a company that develops software in connection with satellite operations.  During the last 10 years, Mr. Dea has also consulted in the areas of rate structures, billing and financial reporting for domestic and foreign telecom companies including AT&T, British Telecom, France Telecom, Hughes Communications, PamAmSat, and Retevision.  He has also led the design and development efforts for implementation of U. S. Communications Taxation Policies and related Billing System Enhancements for the North American subsidiaries of British Telecom (BT) and France Telecom.  Mr. Dea began his career with Price Waterhouse where he served on the audit and tax staffs before focusing primarily on financial management and financial related litigation support in the Management Consulting Division (Senior Manager-in-charge). Mr. Dea holds a BS degree in Accounting from Florida State University.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant’s equity securities to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant’s equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Code of Ethics.

The Registrant has not adopted a code of ethics that applies to the company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Registrant has not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the company.  At a later time, a code of ethics may be adopted by the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the total compensation paid to or accrued for the fiscal year ended September 30, 2006 to the Registrant’s Chief Executive Officer, President/Chief Operating Officer and Chief Financial Officer. The Chief Executive Officer and Chief Operation Officer began their employment with the company during the fiscal year ended September 30, 2005 while the chief Financial Officer began his employment during the fiscal year ending September 30, 2006. Accordingly, no information is provided for earlier periods.

Summary Compensation Table

Name and principal position	Year	Annual compensation			Long-term compensation
		Salary ($)	Bonus ($)	Other annual compensation ($)	Awards		Payouts	All other compen- sation ($)
					Restricted stock award(s) ($)	Securities under- lying options/ SARs (#)	LTIP payouts ($)

David Levy, Chairman/CEO(1)	2006 2005 2004(2)	$285,000 $240,000 $80,000	-	19,140(7)				20,976(6) 11,818(3) 3,958(4)

Richard Dea CFO	2006 2005 2004	$171,000 - -	- - -	11,600(7) - -				11,819(6) - -

James Smith COO (5)	2006 2005 2004(2)	$213,750 $180,000 $60,000	- - -	14,500(7) - -	- - -	- - -	- - -	2,420(6) 907(6) -

(1)

Mr. Levy became CEO on October 1, 2004.

(2)

Accrued but unpaid

(3)

COBRA payments and healthcare benefits

(4)

COBRA payments

(5)

Mr. Smith became COO  on October 1, 2004

(6)

Healthcare benefits.

(7)

Stock issued

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

Under these agreements, which remained in effect after the merger of this company with the Registrant,  these individuals will be paid an annual salary of $240,000 and $180,000, respectively.  Also, under these agreement, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Registrant calculated without taking into account any kind of distribution to the subsidiaries of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock.  In addition, each employee will be entitled to certain other medical, dental, and insurance benefits.  On January 1, 2006 the Registrant increased the annual salary of each individual by 25% annually to $300,000 and $ 225,000 respectively.

On October 1, 2005 the Registrant entered into an employment agreement with Mr. Richard Dea. The agreement is for a term of 5 years from date of inception with an automatic renewal for an additional 5 years unless either party give written notice not to renew at least one hundred eighty days prior to the end the initial 5 year term. Under this agreement, the individual will be paid an annual salary of $ 144,000. On January 1, 2006 the Registrant increased the annual salary by 25% to $ 180,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of September 30, 2006 (35,845,154 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	David F. Levy (2) 238 N.W, 1st Avenue Delray, FL 33444	11,105,675	31.0%
Common Stock	James B. Smith 238 N.W. 1st Avenue Delray, FL 33444	11,065,675	30.9%
Common Stock	Philip Loh 4161 Ingot Street Fremont, CA 94538	650,000	1.8%
Common Stock	Richard Dea 238 N.W. 1st Avenue Delray, FL 33444	1,100,000	3.1%
Common Stock	All Directors and Executive Officers as a Group (4 persons)	23,921,350	66.8%
Common Stock	Steel City Ventures, LLC 1611 White Oak Court Pittsburgh, PA	2,100,000	5.8%

(1)

None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations

(2)         Includes shares held by Mr. Levy both directly and indirectly

Securities Authorized for Issuance under Equity Compensation Plans.

The Registrant has adopted two equity compensation plans (neither of which has been approved by the company’s shareholders):

(a)

Non-Employee Directors and Consultants Retainer Stock Plan.

On August 23, 2004, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan.  The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company’s shareholders, by paying their retainer or fees in the form of shares of common stock.  A total of 20,000,000 shares of common stock have been registered under this plan as a result of a Form S-8 filed with the SEC on September 16, 2004.  Through September 30, 2006, the Registrant had issued 3,205,000 shares of common stock under this plan.

(b)

Stock Incentive Plan.

On August 23, 2004, the Registrant adopted a Stock Incentive Plan.  This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees.  A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 16, 2004.  Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.  Through September 30, 2006, the Registrant had not granted any options under this plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	3,205,000	$0.132	Director’s and Consultant’s Plan: 16,795,000; Incentive Plan: 10,000,000
Total	3,205,000	$0.132	Director’s and Consultant’s Plan: 16,795,000; Incentive Plan: 10,000,000

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

(a)  On August 23, 2005 the Registrant entered into an agreement with SAE Group, Inc to acquire the assets of SAE Group Inc.  Mr. Dea is the sole owner and officer of the SAE Group. Under the terms of the agreement, the Registrant issued 800,000 shares of common stock for assets with an agreed value of $ 720,000. Mr. Dea is an officer  and director of the Registrant.

ITEM 13.  EXHIBITS.

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Registrant’s annual financial statements, and review of financial statements included in the company’s Forms 10-QSB and 10-KSB: 2005: $24,435; and 2006: $ 20,016.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Registrant’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

The Registrant’s audit committee consists of Richard Dea (Chairman) and Philip Loh, an independent director of the company.  The audit committee has adopted a written charter.

The Registrant’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 15, 2006		InZon Corporation

	By:	/s/ David F. Levy
David F. Levy
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ David F. Levy	Chairman, Chief Executive Officer/Director	January 15, 2006
David F. Levy

/s/ James B. Smith	Chief Operating Officer	January 15, 2006
James B. Smith

/s/ Philip Loh	Secretary/Director	January 15, 2006
Philip Loh

/s/ Richard Dea	CFO (Principal Financial and Accounting officer)/Director	January 15, 2006
Richard Dea

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, Nevada 89052

702.588.5961 Office/702.588.5979 Facsimile

Report of Independent Registered Public Accounting Firm

To The Stockholders

InZon Corporation

Delray Beach, FL

We have audited the accompanying balance sheet of InZon Corporation. (a Nevada corporation) as of September 30, 2006 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2006 and September 30, 2005  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted my audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of InZon Corporation as of September 30, 2006, and the results of its operations, stockholders’ equity and cash flows for the year ended September 30, 2006 and September 30 ,2005  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has an accumulated deficit of $3,755,183 at September 30, 2006.  The Company has suffered losses from start-up operations and has a substantial need for working capital.  This raises substantial doubt about it ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/  De Joya Griffith and Company, LLC.

Henderson NV

January 15, 2007

INZON CORPORATION.

BALANCE SHEET

SEPTEMBER 30, 2006

ASSETS

Current assets:
Cash in bank	$5,217
Accounts Receivable	48,837
Deposits from customers	16,555
Total current assets	70,709
Fixed Assets
Furniture and fixtures- net of depreciation $ 9,404	32,797
Transmission equipment-net of depreciation $ 93,824	121,166
Application software- net of amortization $429,829	688,981
Total fixed assets	842,944
Other assets
Trademarks	20,000
Deferred expense	145,094
Total assets	$1,078,747
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion-long term debt	$38,371
Notes payable-including accrued interest of $25,905	223,697
Accounts payable	1,526,203
Accrued salaries payable-related parties	642,266
Accrued payroll	56,333
Deposits	15,000
Accrued payroll taxes	71,904
Total current liabilities	2,573,773
Long term debt:
Equipment loan	130,912
Less current portion	(38,371)
Total long term liabilities	92,541
Total liabilities	2,666,314
Stockholders’ Deficit
Common stock, $0.001 par value: 500,000,000 shares authorized,
35,854,150 shares issued and outstanding	35,854
Additional paid in capital	2,131,761
Accumulated deficit	(3,755,183)
Total stockholders’ deficit	(1,587,567)
Total liabilities and stockholders’ deficit	$1,078,747

INZON CORPORATION.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

	September 30,
	2005	2006

Income from operations	$556,344	$5,441,330
Cost of goods sold	553,753	5,429,043
Gross profit	2,591	12,286
General and administrative expenses	1,026,748	1,873,852
Depreciation and amortization	125,648	447,656
Net loss from operations	(1,149,805)	(2,309,222)
Other (income) expenses
Interest expense	32,535	51,262
Interest income	--	--
Total	--	51,262
Net loss	$(1,182,340)	$(2,360,484)
Basic and fully diluted net income (loss) per share	$(0.0387)	$(0.0688)
Basic and fully diluted weighted average common shares outstanding during period	30,543,414	34,287,903

See notes to financial statements

INZON CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

	Common Stock		Additional Paid-In	Accumulated		Total
	Shares	Amount	Capital	Deficit

Balance September 30, 2004	26,215,944	$26,215	$246,119		$(212,330)	$60,005
Stock issued for Merger	2,035,772	2,036	(109,659)		--	(107,623)
Stock issued for Debt	1,700,000	1,700	104,300	-		106,000
Stock issued for Services	1,797,434	1,797	226,666		--	228,463
Stock issued for Acquisition	800,000	800	719,200			720,000
Cost of acquiring Capital	--	--	(50,000)		--	(50,000)
Net loss	--	--	--		(1,182,340)	$(1,182,340)
Balance September 30, 2005	32,549,150	32,549	$1,136,626		(1,394,670)	$(225,495)
Stock issued for Debt	1,750,000	1,750	498,250	-		500,000
Stock issued for Debt forgiveness	350,000	350	262,150	-		262,500
Stock issued for Services	1,205,000	1,205	234,735		--	235,940
Net loss	--	--	--		$(2,360,513)	$(2,360,513)
Balance September 30, 2006	35,854,150	35,854	$2,131,761		$(3,755,183)	$(1,587,567)

See notes to financial statements

INZON CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

	September 30,
	2005	2006
Cash flows used for operating activities:
Net loss	$(1,182,340)	$(2,360,513)
Adjustments to reconcile net income (loss)
to net cash flows from operating activities:
Depreciation and amortization	125,648	447,656
Stock issued for services	228,463	235,940
Changes in operating assets and liabilities
Accounts receivable	(114,500)	65,664
Customer deposits	--	15,000
Carrier deposits	(15,000)	(1,655)
Accounts payable	351,386	1,173,194
Accrued employment expense-related parties	276,414	225,850
Accrued expenses	42,816	120,340
Deferred expense	--	(145,094)
Net cash flows used for operating activities	(287,115)	(223,618)
Cash flows provided by investing activities:
Equipment purchase	(10,200)	(29,357)
Net cash flows provided by investing activities	(10,200)	(29,357)
Cash flows used for financing activities:
Stock issued	--	--
Notes payable - related parties	(141,332)	--
Convertible debentures	560,000	--
Notes payable	147,792	50,000
Long term liability	(11,213)	--
Net cash flows used for financing activities	505,247	50,000
Net change in cash and cash equivalents	207,932	(202,975)
Cash and cash equivalents, beginning of year	260	208,192
Cash and cash equivalents, end of year	208,192	5,217

Supplemental Disclosure of Cash Flow Information:
Stock issued for asset acquisitions to related party	$720,000	--
Stock issued for services 1,797,000 shares at $0.001 to $0.81in 2005;
1,205,000 at $0.115 to $0.50 in 2006	$228,463	235,940
Interest paid in cash	--	--
Income tax paid	--	--

See notes to financial statements

INZON CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005 AND 2006

NOTE 1 – ORGANIZATION

           The Company, InZon Corporation, was formed on May 14, 2004 and commenced operations as of inception.  The Company is a global communications corporation with three distinct divisions; Telecom, Digital Media and Wireless. InZon Corp. utilizes Voice over Internet Protocol (VoIP) technologies to provide complete voice, fax, data and conference call services on an ASP platform using its own worldwide hybrid VoIP/TDM network. The company's hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology) uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and employs dynamic routing that will allow its systems to immediately react to changing network conditions and reroute based on predefined criteria. Its Digital Media division was established to leverage the Company’s VoIP network platform and infrastructure to provide transport for broadcast video content. The Company’s Wireless division utilizes software developed by its VoIP division to provide VoIP services to wireless applications.

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

On August 23, 2005, the Company’s Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment. (See NOTE: 5-Related parties)

NOTE 2 – GOING CONCERN

As shown in the accompanying balance sheet, the Company has an accumulated deficit of $3,755,183 at September 30, 2006.  The Company has incurred losses from operations.  This raises substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings (Loss) Per Share.

The Company had adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No.128, “Earnings (Loss) Per Share”.  SFAS No. 128 establishes accounting standards for computing and presenting earnings per share.  Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  No dilution for potentially dilutive securities is included.

Stockholders’ Equity.

On May 14, 2004, the Company issued 21,881,350 common shares  for software  for $ 250,000. ( See Note 5 – Related parties).

On August 31, 2004 the Company issued 2,000,000 common shares for cash and 2,334,594 common shares for services for $ 20,000 and $ 2,334, respectively.

On October 1, 2004 the Company issued 2,035,772 common shares for the merger of W-J International into the Company.

On August 23, 2005 the Company issued 800,000 shares of common stock for the purchase of the assets of the SAE Group, Inc. The issuance of the shares resulted in the increase of paid in capital of $226,666 and the increase of common stock $800. (See Note 5: -Related parties)

On December 30, 2005 the Company issued 1,750,000 shares of common stock in exchange for the reduction of $500,000 of the $560,000 convertible debenture. The conversion was priced at $ 0.2857 per share. The Company issued an additional 350,000 of common stock to satisfy the accrued interest through the date of conversion and to compensate  the debenture holder  for waiving the registration rights on 1,000,000 of the shares issued at conversion. The non-converted balance of the debentures at September 30, 2005 was $60,000.

During the fiscal year ending September 30, 2006 the Company issued 1,205,000 shares of common stock for services totaling $ 235,940.

NOTE 4.

RECENT ACCOUNTING PRONOUNCEMENTS.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, chapter 4” (“SFAS No. 151”). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and waste material (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities.  SFAS No. 151 becomes effective for our Company on January 1, 2006.  The Company does not believe that the adoption of SFAS No. 151 will have a material impact  on our financial statements.

In December 2004, the FSAB issued SFAS No,  123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superseded  Accounting Principal Board Opinion No. 25. SFAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FSAB’s SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005.  The Commission’s new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005,  The Company anticipates adopting SFAS 123R in the first quarter 2006.  The adoption of this standard by the Company will have a material impact on its financial statements assuming stock options are granted in the future.

In December 2004, the FSAB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of the APB opinion No. 29” (SFAS No. 153). SFAS No. 153 is abased on the principal that exchanges of Nonmonetary assets should be measured based on the fair value of the assets exchanged.  APB Opinion No. 29., “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principal (fair value) for exchanges of similar productive assets.  Under APB Opinion No. 29, an exchange for a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of Nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our company  as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future Nonmonetary exchange transactions.

In March 2005, the FSAB issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations- an Interpretation of the FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47  is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our financial condition or results of operations.

In May 2005, the FSAB issued SFAS No. 154,”Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principals unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect if changing to the review accounting principal.  This statement is effective for our Company as of January 1, 2006.  The Company does not believe that the adoption of SFAS No. 154 will have a material impact on our financial statements.

NOTE 5 – RELATED PARTY TRANSACTIONS

On May 14, 2004 the Company issued 10,940,675 commons shares to Mr. Levy and 10,940,675 common shares to Mr. Smith for software per a technology transfer agreement of the same date.

On June 1, 2004, the Company entered into employment agreements with Messrs. Levy and Smith. Each of these agreements is for a term of five years from June 1, 2004 . On October 1, 2005 the Company entered into an employment agreement with Mr. Richard Dea with the agreement having a term of 5 years. Under the agreements these individuals will be paid an annual salary of $240,000, $180,000 and $144,000, respectively.  As of September 30, 2006 the Company owed a balance totaling $ 642,266 under these agreements. Also, under these agreements, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Company calculated without taking into account any kind of distribution to the subsidiaries of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock.  In addition, each employee will be entitled to certain other medical, dental, and insurance benefits. On January 1, 2006 the Company rewarded an increase for each employment contract base salary of 25 % increasing the amounts to $300,000, $225,000 and $180,000 respectively.

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

On September 19, 2006 the Company issued common stock shares in the Company to Messrs. Levy, Smith and Dea of 165,000, 125,000 and 100,000 respectively with an aggregate value of $ 45, 240.

NOTE 6 – INCOME TAXES

The provision for income taxes is comprised of the following:

	2005	2006

Fed	$0	$0
State	$0	$0

At September 30, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $ 3,755,000 and deferred tax credits if $ 400,000.  The NOL expires from 2018 through 2026.  The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.  The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur as did during the merger on October 1, 2004. (See Note: 1-Organization)

NOTE 7 – NOTES PAYABLE

The Company acquired its initial telecom equipment (EPL) under a loan from a director.  The original amount of the purchase of the equipment was $ 177,000.  Terms of the note are payments over 54 months with an interest rate of 7.9%. The balance of the loan as of September 30, 2006 is $130,912.

The Company rents office space on a month to month basis at the rate of $ 2,500 per month. As of September 30, 2005 the Company was paying $ 2,500 per month.  The Company is contemplating signing a lease for the space in the next fiscal year.

NOTE 8 – CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on two customer and three supplier. Of the company’s sales of $5,441,330, two customers were the source of 80% of the total revenue. Three suppliers to the company accounted for 90% of purchases. The loss of these customers or suppliers could have an adverse affect on the Company’s business.

NOTE 9 – SUBSEQUENT EVENT

none

EXHIBIT INDEX

Number	Description

2.1

Agreement and Plan of Merger between the Registrant, on the one hand, and InZon Corporation and all of its holders of common stock, on the other hand, dated September 24, 2004 (including Exhibit A: Identification of InZon Corporation Shareholders; Exhibit B: Amended and Restated Articles of Incorporation; Exhibit B-1: Restated Bylaws; Exhibit C: W-J International, Ltd. Financial Statements; Exhibit D: Exceptions – W-J International, Ltd. Representations and Waranties; Exhibit E: InZon Corporation Unaudited Balance Sheet and Income Statement; Exhibit F: Exceptions – InZon Corporation Representations and Waranties; Exhibit G: Shareholder Letter; Exhibit H: Permitted InZon Corporation Transactions; Exhibit I: Certificate of Officer Pursuant to Agreement and Plan of Merger; and Exhibit J: Certificate of Officer Pursuant to Agreement and Plan of Merger) (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 1, 2004).

3.1	Articles of Incorporation of the Registrant, dated December 20, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB/A filed on April 28, 2003).

3.2	Amended and Restated Articles of Incorporation of the Registrant, dated October 1, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K/A filed on January 13, 2004).

3.3	Bylaws of the Registrant, dated January 15, 2003 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB/A filed on April 28, 2003).

3.4	Restated Bylaws of the Registrant, dated October 1, 2003 (incorporated by reference to Exhibit 3.2 of the Form 8-K/A filed on January 13, 2004).

10.1	Consulting Agreement between the Registrant and Stout Advisors & Liquidators, Inc., dated February 23, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on January 21, 2005).

10.2	Employment Agreement between InZon Corporation (the Delaware corporation) and David F. Levy, dated June 1, 2004 (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on January 13, 2004).

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