Form 10KSB/A
period 2006-09-30
InZon CORP
filed 2007-01-22
CIK 814183

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

OTHER EVENTS

On January 18, 2007, the Registrant filed its annual report on Form 10-KSB, which report included financials for the fiscal years ending September 30, 2005 and 2006.  In error, the Registrant included in the filed financial statements the audit opinion of the Registrant’s certifying accountants and did not label the financial statements as unaudited.

The Registrant determined to file its annual report in this manner (i.e., without the audit opinions) because the Registrant’s prior certifying account, Mr. George Brenner, had suffered a sudden and serious stroke prior to the completion of the audit, the result of which may be a delay in the completion of the Registrant’s audit for the 2005 and 2006 fiscal years for an indefinite period.

The annual report, as filed, included an audit opinion in error, and the Registrant is taking steps to file an amended Form 10-KSB that does not include the audit opinion, since the certifying accountants did not yet render their opinion for financial statements for the 2005 and 2006 fiscal years.

Upon the completion of its audit for the 2005 and 2006 fiscal years, the Registrant will file a further amendment of its Form 10-KSB report to include its audited financial statements and the opinion of its certifying accountant.

TABLE OF CONTENTS

PART I.

PAGE

ITEM 1.   DESCRIPTION OF BUSINESS

4

ITEM 2.   DESCRIPTION OF PROPERTY

6

ITEM 3.   LEGAL PROCEEDINGS

6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

6

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY

                 AND RELATED STOCKHOLDER MATTERS

7

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

8

ITEM 7.   FINANCIAL STATEMENTS (Provided at end of report)

24

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

16

ITEM 8A. CONTROLS AND PROCEDURES

16

ITEM 8B  OTHER INFORMATION

17

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS

                 AND CONTROL PERSONS; COMPLIANCE WITH

                 SECTION 16(A) OF THE EXCHANGE ACT

18

ITEM 10. EXECUTIVE COMPENSATION

23

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                 OWNERS AND MANAGEMENT, AND

                 RELATED STOCKHOLDER MATTERS

19

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

22

ITEM 13. EXHIBITS

22

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

22

SIGNATURES

23

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

 ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

The Registrant’s hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology), uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and further enhance our ability to remain competitive. These systems employ dynamic routing that allows systems to immediately react to changing network conditions and reroute based on predefined criteria.  A web-based mechanism provided allows external access for our customers and suppliers to more readily obtain or offer new rates and codes.  Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom.  By streamlining this process, the Registrant is able to provide maximum value and compelling niche appeal to potential customers and suppliers.

The Registrant focuses on Wholesale Outbound Traffic to Latin America, Asia & Europe.  Voice over Internet Protocol (“VoIP”), complete US & Worldwide Carrier Grade Hybrid VoIP/TDM Services & Network, VoIP Phone Service Application & Distribution with monthly recurring revenues. The Registrant’s market includes: Asia, Latin America, Europe and South Africa. with Tier 1 appeal and traditional connectivity options. (SS7/C7 signaling)

The Registrant network utilizes 60 Hudson Street, New York City as a co-location center and its equipment are comprised by Cisco Gateways, SS7 & Emergent Soft Switches providing high performance telephony applications on its own network.

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

Capital Expenditures.

There were no capital expenditures during the fiscal year ended September 30, 2006 compared with the acquisition of SAE for $670,000 in 2005.

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

Dated: January 22, 2006		InZon Corporation

	By:	/s/ David F. Levy
David F. Levy
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ David F. Levy	Chairman, Chief Executive Officer/Director	January 22, 2006
David F. Levy

/s/ James B. Smith	Chief Operating Officer	January 22, 2006
James B. Smith

/s/ Philip Loh	Secretary/Director	January 22, 2006
Philip Loh

/s/ Richard Dea	CFO (Principal Financial and Accounting officer)/Director	January 22, 2006
Richard Dea

INZON CORPORATION.

BALANCE SHEET

SEPTEMBER 30, 2006
(Unaudited)

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

(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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

NOTE 8 – CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on three customer and three suppliers. Of the company’s sales of $5,441,330, two customers were the source of 80% of the total revenue. Three suppliers to the company accounted for 90% of purchases. The loss of these customers or suppliers could have an adverse affect on the Company’s business.

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Levy (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea (filed herewith).

32	Section 1350 Certification of David F. Levy and Richard Dea (filed herewith).