Form 10QSB
period 2006-12-31
InZon CORP
filed 2007-03-26
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-17345

INZON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Nevada	41-1578316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

238 Northeast 1st Avenue, Delray Beach, Florida 33444
(Address of Principal Executive Offices) (Zip Code)

(561) 279-8200
(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes             No      X      .

As of December 31, 2006, the Registrant had 36,846,150 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes          No    X   .

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

INZON CORPORATION

BALANCE SHEET

DECEMBER 31, 2006

(Unaudited)

ASSETS

Current Assets
Cash in bank	$ 3,774
Accounts receivable-net of rserve for bad debt of $31,787	5,550
Deposits	1,655
Total Current Assets	10,979

Fixed Assets
Furniture&Fixtures -net of depreciation of $ 11,546	30,665
Transmission equipment-net of depreciation of $ 103,453	105,937
Software –net of amortization of $ 387,487	708,823
Total Fixed Assets	845,415

Other Assets
Advances	6,200
Trademarks	20,000
Deferred expense	116,075
Total Other Assets	142,275
Total Assets	$ 998,669
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion-long term debt	54,551
Notes payable including interes of $29,754	227,546
Accounts payable	1,534,485
Deposits	15,000
Accrued expenses	212,615
Employee consulting payable-related parties	809,816
Total Current Liabilities	2,854,013

Long Term Liabilities
Equipment note payable – related party	130,912
Less-current portion	(54,551)
Total Long Term Liabilities	76,361
Total Liabilities	2,930,374

Stockholders’ Deficit
Common stock, $0.001 par value;
authorized 500,000,000 shares;
issued and outstanding 36,846,150 shares	36,846
Additional paid-in capital	2,254,729
Retained deficit	(4,223,280)
Total Stockholders’ Deficit	(1.931,705
Total Liabilities and Stockholder Deficit	$ 998,669

See accompanying notes to financial statements

INZON CORPORATION

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2005	2006

Sales	$ 2,748,599	$ 33,800

Cost of sales	2,854,691	--

Gross Loss	(106,132)	33,800

Selling, General, and Administrative Expenses	375,782	373,370

Depreciation and Amortization	68,181	97,851

Interest Charges (Net of Interest Income)	30,924	3,901
Total Expense	475,886	475,122

Net Loss Before Income Taxes	(581,019)	(441,322)

Income Tax Expense (Benefit)	--	--

Net Income (Loss)	$ (581,019)	$ (441,322)

Net Loss per share	$ (0.02)	$ (0.01)

Weighted Average Number of Common Shares
Used to Compute Net Income (Loss) per
Weighted Average Share	32,571,976	36,791,645

See accompanying notes to financial statements

INZON CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
	2005	2006
Cash Flows From Operating Activities
Net profit (loss)	$ (581,019)	$ (441,322)
Adjustments to reconcile net profits (loss)
to net cash provided (used) in operating activities:
Depreciation and amortization	68,181	97,851
Stock for expense	--	99,200
Changes in current accounts
Accounts receivable	(70,929)	11,500
Accounts payable	1,071,531	7,281
Employment contracts- related parties	(11,200)	167,550
Accrued expenses	46,055	62,697
Advances	--	(6,200)
Deposits	(41,655)	--
Net Cash Provided (Used) In
Operating Activities	480,964	(1,443)

Cash Flow From Investing Activities
Equipment	(104,100)	--
Net Cash used By
Investing Activities	(104,100)	--

Cash Flows From Financing Activities
Loan payments	(58,605)	--
Net Cash Provided (Used) By
Financing Activities	(58,605)	--

Increase (Decrease) In Cash and
Cash Equivalents	318,259	(1,443)

Cash and Cash Equivalents at Beginning of Period	208,192	5,217

Cash and Cash Equivalents at End of Period	$ 526,451	$ 3,774
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ --	$ -
Income taxes	$ --	$ --
Noncash Investing and Financing Activities
992,000 Shares @ $0.01 for service	$ --	$ 99,200
1,750,000 shares @ $0.2857 for debt	$ 500,000
350,000 shares @$.075 for interest and deferred expense	$ 262,500	$ --

See accompanying notes to financial statements

INZON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. - BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation (“Registrant”), as of December 31, 2006 (unaudited) and the related statements of operations and cash flows for the three months ended December 31, 2006 and 2005 (unaudited) are enclosed.  In the opinion of  the Registrant’s management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Registrant’s annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2006

Interim Financial Statements.

The interim financial statements included herein have been prepared by the Registrant, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007.  The accompanying financial statements should be read in conjunction with the notes included in the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

NOTE 2. - CRITICAL ACCOUNTING POLICIES

Use of Estimates.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Registrant to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period.  Such estimates include, but are not limited to, revenue recognition and allowances, accrued liabilities, deferred revenue, loss contingencies and accounting for income taxes.  Actual results could differ from these estimates.

Impaired Fair Value of Financial Instruments.

The carrying amounts for the Registrant’s cash, accounts payable, accrued liabilities, due to stockholder and officers approximate fair value due to the short-term maturity of these instruments.

Income Taxes.

In February 1992, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  SFAS No. 109 required a change from the deferred method of accounting for income taxes of Accounting Principles Board Opinion No. 11 to the asset and liability method of accounting for income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Effective January 1, 1993, the Registrant adopted SFAS No. 109.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.”  SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted.  Effective January 1, 1998, the Registrant adopted SFAS No. 128.  Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the fully diluted losses per share for the first quarters of fiscal years 2006 and 2005 were antidilutive, basic and diluted losses per share are the same.  Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3. - GOING CONCERN CONSIDERATIONS

As of December 31, 2006, the Registrant reported an accumulated deficit of $4,223,280  The Registrant’s ability to generate net income and positive cash flows is dependent on the ability to operate profitably  as well as the ability to raise additional capital.  Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed.  As of December 31, 2006, these factors raise substantial doubt about the Registrant’s ability to continue as a going concern.

NOTE 4. – RELATED PARTY TRANSACTIONS

Two of the officers and directors of the Registrant, David Levy and James Smith, have previously entered into employment agreements with InZon  Each of these agreements is for a term of five years from June 1, 2004.  Under these agreements, these individuals will be paid an annual salary of $240,000 and $180,000, respectively.  Also, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Registrant (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock.  In addition, each employee will be entitled to certain other medical, dental, and insurance benefits.

One of the officers and directors of the Registrant, Richard Dea entered into an employment agreement dated October 1, 2005 for a term of 5 years with InZon.  Under this agreement this individual will be paid a salary of $144,000 per year.  In addition the individual will be entitled to certain medical, dental and insurance benefits.

On January 1, 2006 the employment agreements were amended increasing the annual salaries of each individual by 25%.

The Registrant rents office space from a related party of one of the officers and directors of the Registrant.  The rental agreement is month to month at $ 2,500 per month.

NOTE 5. - CHANGES IN EQUITY

On December 30, 2005 the Registrant issued 1,750,000 shares of common stock in exchange for the cancelling of $500,000 of subordinated convertible debt .  The Registrant issued an additional 350,000 shares of common stock valued at $262,500 for the satisfaction of interest totaling $30,350 plus the rescission by the convertible debenture holders of their registration rights on 1,000,000 shares of the 1,750,000 shares that were issued. The amount of $232,150 assigned to the registration rights rescission was treated as deferred expense which will be amortized over a 24 month period  The net effect of this transaction increased common stock by $2,100 and paid in capital by $760,400.

During the period ending December 31, 2006 the Registrant issued 992,000 shares of common stock for services. The net effect of these transactions increased common stock by $992 and paid in capital by $98,208.

NOTE 6. – CONCENTRATION OF REVENUE AND SUPPLIERS

The Registrant is highly dependent on one customer and one supplier. The loss of either of these customers or suppliers could have an adverse affect on the Registrant’s business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

The Registrant’s VoIP technology, provides complete voice, fax, data and conference call services on an ASP platform utilizing its own worldwide hybrid VoIP/TDM network.  Presently the Voice over Internet Protocol (“VoIP”) is a fragmented market with a number of small companies providing services without a strong backbone network.  Most of these companies are targeting the US domestic market, which is very difficult to compete in and does not provide viable margins.

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

The Registrant focuses on wholesale outbound traffic to Latin America, Asia and Europe, utilizing 60 Hudson, New York, New York as a collocation center with traffic capacity to handle up to 1.2 million minutes per day under a Collocation Facilities License Agreement.  The Registrant’s Tier 1 customers are activated after connection & testing periods for up to 90 days (during which testing for quality of service is performed).

The Registrant has traffic capacity to handle up to 10 million minutes per day, approximately 30% of which is intended to be allocated to international traffic associated with VoIP product applications, with the remainder of available capacity to be utilized for Latin American wholesale expansion.

The Registrant has secured a profit sharing agreement with a broadband provider for traffic termination into the U.S.  This agreement allows the Registrant to interconnect with African customers at 60 Hudson, New York, New York, for lowest cost termination into U.S. from Africa, with a high quality of service (QoS).  In addition, the Registrant has established an interconnection agreement with a Mexican telecommunications company that allows the Registrant to service its U.S. tier 2 customers under an agreement for VoIP termination into Mexico at competitive prices.  Finally, the Registrant has secured a VoIP services agreement with an offshore service provider to deploy VoIP subscription products throughout Asia.  The company considers that all these agreements were entered into in the ordinary course of business.

Results of Operations.

(a)

Revenues and Gross Margin Loss.

The Registrant reported $2,748,599 in revenues for three months ended December 31,2005 compared to $33,800 for the comparable period ending December 31, 2006. The dramatic decrease in sales is due to  no revenue from  wholesale voice traffic with all revenue coming from software  maintanence.  The absence of wholesale voice traffic was due  to insufficient capital to fund required deposits to the vendors   supplying the wholesale voice traffic network to the Registrant.

             The Registrant incurred a gross margin loss of  $106,132 for the three months ended December 31, 2005.  During the  same period ending December 31, 2006 gross margin was $33,800. The gross margin loss in 2005 was incurred from the wholesale voice traffic business while the software maintanence incurs no costs of sales.

(b)

Selling, General, and Administrative Expenses.

Selling, general and administrative expenses of $375,370 were incurred in the three months period ended December 31, 2005 compared to $373,153 for the same period ended December 31, 2006. The variance  was insignificant to the Registrant’s operations.

(c)

Depreciation and Amortization.

Depreciation and amortization for the three months ended December 31, 2005 was $68,181 compared to $97,851 in the three months ended December 31, 2006.  Depreciation is attributable to additional capital equipment and software acquired in 2006 by the Registrant to support its operations.

(d)

Interest Expense.

The Registrant incurred interest charges (net of interest income) of $30,924 in the three month period ended December 31, 2005, compared with $3,901 for the same period ending December 31, 2006. The interest expense decrease is due primarily to the conversion of the interest bearing convertible debt that was converted to common stock on December 30, 2005

(e)

Income Tax Benefit.

At December 31, 2006, the Registrant had available net operating loss carryforwards of approximately $4.1 million that may provide future tax benefits expiring beginning in September 2026.  Because of the uncertainty of future income, the net loss carryforward  has been reserved.

(f)

Net Loss.

The Registrant reported a net loss of $581,019 for the three months ended December 31, 2005 as compared to a net loss of $ 441,322 for the three months ended December 31, 2006.  The decreased loss was due primarily to the same level of expense during each quarter with positive gross margin in the period ending December 31, 2006 compared to negative gross margin during the period ending December 31, 2005.

Capital Expenditures.

The Registrant incurred no capital expenditures during the quarter ended December 31, 2006.

Operating Activities.

The net cash provided by operating activities for the three months ended December 31, 2005 was $480,964  as compared to the net cash used of $1,443 in the three months ended December 31, 2006. An increase of accounts payable of $1,071,531 is significantly attributed to the substantial increase of cash provided during the period ending December 31, 2005 while the amounts for expenses, increased depreciation and accured employement contracts decreased the cash used during the period ending December 31, 2006.

Liquidity and Capital Resources.

The Registrant currently has total current assets of $10,979 and total current liabilities of $2,854,013, resulting in a net working capital deficit of $2,843,034.  The Registrant will require additional working capital to continue as a going concern.

Risk Factors Connected with Plan of Operation.

(a)

Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited prior operations to date.  Since the Registrant’s principal activities to date have been limited to organizational activities, it has very little record of revenue-producing operations.  Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans.  In addition, the Registrant has only limited assets.  As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level.  Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred a net loss of $581,019 for the three months ended December 31, 2005.  At December 31, 2006, the Registrant had an accumulated deficit of $ 441,322. This raises substantial doubt about the Registrant’s ability to continue as a going concern.

(b)

Need for Additional Financing May Affect Operations and Plan of Business.

The working capital requirements of the Registrant may be significant.  The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations.  Such financing, when needed, may not be available, or on terms acceptable to management.  In the event that the Registrant’s plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing

If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results.  In addition, insufficient funding may have a material adverse effect on the Registrant’s financial condition, which could require the Registrant to:

•

curtail operations significantly;

•

sell significant assets;

•

seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to products, technologies or markets; or

•

explore other strategic alternatives including a merger or sale of the Registrant.

To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders.  If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant’s operations.  Regardless of whether the Registrant’s access to financing proves to be inadequate to meet the Registrant’s operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

(c)

Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

In its report dated February 12, 2007 the Registrant’s independent auditor stated that the financial statements for the year ended September 30, 2006, were prepared assuming that the company would continue as a going concern.  The company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Registrant continues to experience net losses.  The Registrant’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Registrant’s securities, and increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(d)

Competition May Affect Operation of Registrant.

            The market in the VoIP industry is intensely competitive and the Registrant expects competition to continue to increase.  In addition some competitors in the Registrant’s market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Registrant.  The Registrant also expects to face additional competition as other established and emerging companies enter the VoIP market.  To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction.  Such investment will increase the Registrant’s expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(e)

Technological and Market Changes May Affect Operation of Registrant.

The markets in which the Registrant competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers.  There can be no assurance that the Registrant’s existing products will continue to be properly positioned in the market or that the Registrant will be able to introduce new or enhanced products into the market on a timely basis, or at all.  Currently, the Registrant is focusing on upgrading and introducing new products.  There can be no assurance that enhancements to existing products or new products will receive customer acceptance.  As competition in the electronic payments industry increases, it may become increasingly difficult for the Registrant to be competitive.

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

(h)

Market Acceptance May Affect Plan of Business.

The Registrant’s success is dependent on the market acceptance of its services.  Despite the increasing demand for VoIP technology, this industry is not long established and market acceptance of the Registrant’s services will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness.  Even if the advantages of the Registrant’s services are established, the Registrant is unable to predict how quickly, if at all, the services will be accepted by the marketplace.

(i)

Ability to Compete Dependent on Protection of Proprietary Rights.

The Registrant’s ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights.  The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that are similar or superior to the Registrant’s, or that third parties will not copy or otherwise obtain and use the Registrant’s proprietary information without authorization.  In addition, certain of the Registrant’s know-how and proprietary technology may not be patentable.

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

(j)

Dependence on Suppliers May Affect Operation of Registrant.

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

(k)

Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

The Registrant’s officers and directors currently own approximately 67.5% of the outstanding shares of the Registrant’s common stock.  As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval.  In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant.  Investors will only have rights associated with stockholders to make decisions that affect the Registrant.  Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

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

(l)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

The Registrant’s success is dependent upon the hiring of key administrative personnel.  Only three of the Registrant’s officers, directors, and key employees have an employment agreement with the Registrant (CEO,COO and CFO); therefore, there can be no assurance that other key personnel will remain employed by the Registrant after the termination of such agreements.  Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant’s business and prospects.

(m)

Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

Under the Registrant’s Articles of Incorporation, as amended and restated, and its Bylaws, as restated, the Registrant is permitted to indemnify directors, officers, employees and agents of the Registrant.  In addition, the Nevada Revised Statutes provide for permissive indemnification of officers and directors.  Any indemnification of directors, officer, employees, or agents could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

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

(q)

No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant’s Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended.  Because the securities of the Registrant may constitute “penny stocks” within the meaning of the rules

(as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Registrant and to its securities.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”); suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a Registrant’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Registrant’s most critical accounting policies include the use of estimates in the preparation of financial statements.  The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

The preparation of the financial statements contained in this report requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk.  The Registrant bases its estimates on historical experience and on various other assumptions that is believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was done under the supervision and with the participation of the Registrant’s chief executive officer and its chief financial officer. Based upon that evaluation, they concluded that the Registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II – OTHER INFORMATION

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

InZon Corporation

Dated: March 26, 2007	By: /s/ David F. Levy
David F. Levy, Chief Executive Officer

Dated: March 26, 2007	By: /s/ Richard Dea
Richard Dea, Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Levy (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea (filed herewith).

32	Section 1350 Certification of David F. Levy and Richard Dea (filed herewith).