Form 10KSB/A
period 2006-09-30
InZon CORP
filed 2007-03-27
CIK 814183

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

The Registrant’s revenues for the fiscal year ended September 30, 2006 were $ 5,441,330  As of September 30, 2006 the Registrant had 35,854,150 shares of common stock issued and outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 5,019,581 as of September 30, 2006

Transitional Small Business Disclosure Format (check one): Yes          No    X   .

TABLE OF CONTENTS

PART I.			PAGE
	ITEM 1.	DESCRIPTION OF BUSINESS	4
	ITEM 2.	DESCRIPTION OF PROPERTY	6
	ITEM 3.	LEGAL PROCEEDINGS	6
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	6

PART II.
	ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	7
	ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8
	ITEM 7.	FINANCIAL STATEMENTS (Provided at end of report)	24
	ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16
	ITEM 8A.	CONTROLS AND PROCEDURES	16
	ITEM 8B.	OTHER INFORMATION	17

PART III.
	ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	18
	ITEM 10.	EXECUTIVE COMPENSATION	23
	ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS	19
	ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	22
	ITEM 13.	EXHIBITS	22
	ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	22
		SIGNATURES	23

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

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered (restricted) securities during the fourth quarter of the fiscal year ended September 30, 2006

(a)

On December 30, 2005, the Registrant issued 1,7500,000 shares of common stock to one entity  for the conversion of its convertible debt to shares  with a value of $ 500,000 ($0.2857 per share conversion price)

(b)

On December 30, 2005, the Registrant issued 350,000 shares of common stock to one  the same entity for the forgiveness of interest earned on the convertible debt and the forgiveness of registration rights on shares issued per the conversion agreement with a value of $262,500 ($0.75. per share).

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

The Registrant’s hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology), uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and further enhance our ability to remain competitive. These systems employ dynamic routing allows systems to immediately react to changing network conditions and reroute based on predefined criteria.  A web-based mechanism allows external access for our customers and suppliers to more readily obtain or offer new rates and codes.  Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom.  By streamlining this process, the Registrant is able to provide maximum value and compelling niche appeal to potential customers and suppliers.

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

(b)

Selling, General and Administrative Expenses.

The Registrant incurred total selling, general and administrative expenses (“SG&A”) of $1,026,748 for the year ended September 30, 2005 as compared to $1,956,920 for the fiscal year ended September 30, 2006.  This represents an increase of  SG&A expenses due to the first full year  of the operations of the Registrant.  Included in the SG&A is stock for services of $260,700. The variance between the fiscal years is the result of the cost of initiating the business sales and operations.

(c)

Depreciation and Amortization.

Depreciation and amortization for the year ended September 30, 2005 was $125,648 for the Registrant compared to $348,253 for the year 2006. The variance between the fiscal years is the result of a full year’s  depreciation, during the period ending in 2006, of software that was placed in service at the end of the period ending in 2005.

(d)

Interest Expense.

The Registrant incurred interest charges of $32,535 for the fiscal year ended September 30, 2005, compared with such charges of $51,262 in the year ended September 30, 2006. The variance between the fiscal years with the increase of interest in 2006 is due to notes payable outstanding over the total period ending in 2006 verses only a portion of the period ending in 2005.

(e)

Net Operating Loss Carryforward.

As of September 30, 2006, the Registrant had net operating loss carryforward of approximately $3,782,000. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(f)

Net Loss.

The Registrant recorded a net loss from continued operations of $1,182,340 for the fiscal year ended September 30, 2005, as compared to a net loss of $2,387,278 for the fiscal year ended September 30, 2006.  The increase loss was due to the first full  year of operations and increased expenses in the first year.

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

The Registrant has incurred net losses: $ 2,387,278 for the fiscal year ended September 30, 2006 and $1,182,340 for the fiscal year ended September 30, 2005.  At September 30, 2006, the Registrant had an accumulated deficit of $3,781,948. This raises substantial doubt about the Registrant’s ability to continue as a going concern.

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

(i)

Dependence on Suppliers.

The Registrant depends upon broadband internet connections for moving the traffic of its customers.  There are numerous suppliers of broadband internet connection with which the Registrant can use to meet its needs for meeting its customer’s needs.  The Registrant does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Registrant’s business.  The Registrant only has limited control over any supplier as to quality controls and various other factors. At present over 90% of the Registrant’s traffic is dependent on three suppliers.

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

Operating Activities.

The net cash used in operating activities was $287,115 for the year ended December 31, 2005 compared to $126,975 for the year ended December 31, 2006, a decrease of $160,140.  A significant portion of cash used in the year ended December 31, 2006 is attributed to an increase in accounts payable.

Investing Activities.

Net cash used in investing activities was $10,200 for the year ended December 31, 2005 as compared to $76,000 provided during the year ended December 31, 2006. This is attributable to the pay own of long term debt by the Registrant.

Liquidity and Capital Resources.

As of December 31, 2006, the Registrant had $23,922 in current assets and current liabilities of $2,606,401 with negative current working capital of $ 2,582,479. During the years ended December 31, 2005 and 2006, the Registrant incurred net losses of $1,182,340 and $2,387,278 respectively and the Registrant has an accumulated deficit of $3,781,948 as of December 31, 2006.  These factors raise substantial doubt as to the Registrant’s continued existence.

The accompanying financial statements have been prepared assuming that the Registrant continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Registrant will continue as a going concern.  However, the ability of the Registrant to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months.  Accordingly, we will need to continue raising capital through either debt or equity instruments.    Whereas the Registrant has in the past in raised capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Registrant.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Registrant be unable to continue as a going concern.

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

Estimates and Assumptions

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

Revenue Recognition

The Company recognizes revenue from services provided once all of the following criteria for revenue recognition have been met: 1) pervasive evidence of an agreement exists, 2) the services have been delivered, 3) the price is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably.  Overhead and administrative costs are recognized when incurred and direct  event costs and expenses are recognized during the period in which the event they are associated with occurs.

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

_______________________________________________________

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

(b)

The Registrant leases office space on a month to month basis from a relative of one of the officers and directors.

ITEM 13.  EXHIBITS.

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by George Brenner, CPA for the audit of the Registrant’s annual financial statements, and review of financial statements included in the company’s Forms 10-QSB and 10-KSB: 2005: $24,435; and 2006: $ 20,016. The aggregate fees to be billed by De Joya Griffith & Company, LLC for the audit of the Registrants financial statements for 2006 will be approximately $20,000.

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

Dated: February 14, 2007		InZon Corporation.

	By:	/s/ David F. Levy
David F. Levy
President
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ David F. Levy	Chairman, Chief Executive Officer/Director	February 14, 2007
David F. Levy

/s/ James B. Smith	Chief Operating Officer	February 14, 2007
James B. Smith

/s/ Philip Loh	Secretary/Director	February 14, 2007
Philip Loh

/s/ Richard Dea	CFO (Principal Financial and Accounting officer) Director	February 14, 2007
Richard Dea

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, Nevada 89052

702.588.5961 Office/702.588.5979 Facsimile

Report of Independent Registered Public Accounting Firm

To The Stockholders

InZon Corporation

Delray Beach, FL

We have audited the accompanying balance sheet of InZon Corporation as of September 30, 2006 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2006  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of InZon Corporation as of September 30, 2006, and the results of its operations, stockholders’ equity and cash flows for the year ended September 30, 2006  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has an accumulated deficit of $3,781,948 at September 30, 2006.  The Company has suffered losses from start-up operations and has a substantial need for working capital.  This raises substantial doubt about it ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/  De Joya Griffith and Company, LLC.

Henderson NV

February  14, 2007

George Brenner, CPA

A Professional Corporation

10680 W. PICO BOULEVARD, SUITE 260

LOS ANGELES, CALIFORNIA 90064

310/202-6445 – Fax 310/202-6494

Report of Independent Registered Public Accounting Firm

To The Stockholders

InZon Corporation

Delray Beach, FL

I have audited the accompanying balance sheet of InZon Corporation. (a Nevada corporation) as of September 30, 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2005 and the period May 14, 2004 (inception) through September 30, 2004.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of InZon Corporation as of September 30, 2005, and the results of its operations, stockholders’ equity and cash flows for the year ended September 30, 2005 and the period May 14, 2004 (inception) through September 30,,2004  in conformity with accounting principles generally accepted in the United States of America.

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

/s/  George Brenner, C.P.A.

Los Angeles, California

January 13, 2006

INZON CORPORATION.

BALANCE SHEET

SEPTEMBER 30, 2006

ASSETS

Current assets:
Cash in bank	$5,217
Accounts Receivable-less doubtful accounts	17,050
Deposits from customers	1,655
Total current assets	23,922
Fixed Assets
Furniture and fixtures- net of depreciation $ 9,404	32,797
Transmission equipment-net of depreciation $ 92,704	116,686
Application software- net of amortization $331,546	764,764
Total fixed assets	914,247
Other assets
Trademarks	20,000
Deferred expense	145,094
Total assets	$1,103,263
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion-long term debt	$44,447
Notes payable-including accrued interest of $25,905	223,697
Accounts payable	1,526,203
Accrued salaries payable-related parties	642,266
Accrued payroll	56,333
Deposits	15,000
Accrued payroll taxes	98,425
Total current liabilities	2,606,401
Long term debt:
Equipment loan	130,912
Less current portion	(44,477)
Total long term liabilities	86,435
Total liabilities	2,692,836
Stockholders’ Deficit
Common stock, $0.001 par value: 500,000,000 shares authorized,
35,854,150 shares issued and outstanding	35,854
Additional paid in capital	2,156,521
Accumulated deficit	(3,781,948)
Total stockholders’ deficit	(1,589,573)
Total liabilities and stockholders’ deficit	$1,103,263

See notes to financial statements

INZON CORPORATION.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

	September 30,
	2005	2006

Income from operations	$556,344	$5,441,330
Cost of goods sold	553,753	5,429,044
Gross profit	2,591	12,286
General and administrative expenses	1,026,748	1,956,920
Depreciation and amortization	125,648	348,253
Net loss from operations	(1,149,805)	(2,292,887)
Other (income) expenses		43,129
Interest expense	32,535	51,262
Interest income	--	--
Total	--	94,391
Net loss	$(1,182,340)	$(2,387,278)
Basic and fully diluted net income (loss) per share	$(0.04)	$(0.07
Basic and fully diluted weighted average common shares outstanding during period	30,543,414	34,287,903

See notes to financial statements

INZON CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

	Common Stock		Additional Paid-In	Accumulated		Total
	Shares	Amount	Capital	Deficit

Balance September 30, 2004	26,215,944	$26,215	$246,119		$(212,330)	$60,005
Stock issued for Merger	2,035,772	2,036	(109,659)		--	(107,623)
Stock issued for Debt	1,700,000	1,700	104,300	-		106,000
Stock issued for Services	1,797,434	1,797	226,666		--	228,463
Stock issued for Acquisition	800,000	800	719,200			720,000
Cost of acquiring Capital	--	--	(50,000)		--	(50,000)
Net loss	--	--	--		(1,182,340)	$(1,182,340)
Balance September 30, 2005	32,549,150	32,549	$1,136,626		(1,394,670)	$(225,495)
Stock issued for Convertible Debt	1,750,000	1,750	498,250	-		500,000
Stock issued for Debt satisfaction	350,000	350	262,150	-		262,500
Stock issued for Services	1,205,000	1,205	259,495		--	260,7000
Net loss	--	--	--		$(2,387,278)	$(2,387,278)
Balance September 30, 2006	35,854,150	35,854	$2,156,521		$(3,781,948)	$(1,589,573)

INZON CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2006

	September 30,
	2005	2006
Cash flows used for operating activities:
Net loss	$(1,182,340)	$(2,387,278)
Adjustments to reconcile net income (loss)
to net cash flows used in operating activities:
Depreciation and amortization	125,648	348,253
Stock issued for services	228,463	260,700
Changes in operating assets and liabilities
Accounts receivable	(114,500)	97,451
Deferred expenses	--	37,323
Accounts payable	351,386	1,173,194
Accrued employment expense-related parties	276,414	225,850
Accrued expenses	42,816	123,973
Accrued interest related to note payable	--	9,571
Capital lease	--	(29,357)
Net cash flows used for operating activities	(287,115)	(126,975)
Cash flows used in investing activities:
Equipment purchase	(10,200)	(76,000)
Net cash flows used in by investing activities	(10,200)	(76,000)
Cash flows used for financing activities:
Cost of acquiring capital	(50,000)	--
Notes payable - related parties	(141,332)	--
Convertible debentures	560,000	--
Notes payable	147,792	--
Long term liability	(11,213)	--
Net cash flows provided by financing activities	505,247	--
Net change in cash and cash equivalents	207,932	(202,975)
Cash and cash equivalents, beginning of year	260	208,192
Cash and cash equivalents, end of year	208,192	5,217

Supplemental Disclosure of Cash Flow Information:
Stock issued for asset acquisitions to related party	$720,000	--
Stock issued for services 1,797,000 shares at $0.001 to $0.81in 2005; 1,205,000 at $0.115 to $0.50 in 2006	$228,463	260,700
Stock issued for debt conversion of debenture 1,750,000 at $0.2857 in 2006	--	500,000
Stock issued to satisfy debt, 350,000 shares At $0.75 per share	--	262,500

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

As shown in the accompanying balance sheet, the Company has an accumulated deficit of $3,781,948 at September 30, 2006.  The Company has incurred losses from operations.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s ability to generate sufficient revenues.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Revenue Recognition

The Company recognizes revenue from services provided once all of the following criteria for revenue recognition have been met: 1) pervasive evidence of an agreement exists, 2) the services have been delivered, 3) the price is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably.  Overhead and administrative costs are recognized when incurred and direct  event costs and expenses are recognized during the period in which the event they are associated with occurs.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

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

During the fiscal year ending September 30, 2006 the Company issued 1,205,000 shares of common stock for services totaling $ 260,700.

NOTE 4.

RECENT ACCOUNTING PRONOUNCEMENTS.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

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

On August 23, 2005, the Company purchased all the assets of the SAE Group, Inc through the issuance of 800,000 shares of common stock. The shares were issued to an officer and director of the Company being the sole shareholder of the company from which the assets were acquired. The assets acquired, which included specialty software plus furniture and fixtures, were valued at $ 720,000. On October 1, 2005 the Company entered into an employment agreement with the same individual in the capacity of CFO.

On September 19, 2006 the Company issued common stock shares in the Company to Messrs. Levy, Smith and Dea of 165,000, 125,000 and 100,000 respectively with an aggregate value of $ 45,240.

The Company rents office space on a month to month basis at the rate of $ 2,500 per month. The office space is owned by a related party  of one of the officers and directors.

NOTE 6 – INCOME TAXES

The provision for income taxes is comprised of the following:

	2005	2006
Fed	$ 0	$ 0
State	0	0

At September 30, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $ 3,782,000.  The NOL expires from 2018 through 2026.  The Company has fully reserved the tax benefit of the net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established.  The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur as did during the merger on October 1, 2004. (See Note: 1-Organization)

NOTE 7 – NOTES PAYABLE

The Company acquired its initial telecom equipment (EPL) under a loan from a director.  The original amount of the purchase of the equipment was $ 177,000.  Terms of the note are payments over 54 months with an interest rate of 7.9%. The balance of the loan as of September 30, 2006 is $130,912.

The Company rents office space on a month to month basis at the rate of $ 2,500 per month. As of September 30, 2005 the Company was paying $ 2,500 per month.  The office space is owned by a related party of one of the officers and directors.

NOTE 8 – CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on three customer and three supplier. Of the company’s sales of $5,441,330, two customers were the source of 80% of the total revenue. Three suppliers to the company accounted for 90% of purchases. The loss of these customers or suppliers could have an adverse affect on the Company’s business.

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of David F. Levy (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea (filed herewith).

32	Section 1350 Certification of David F. Levy and Richard Dea (filed herewith).