Form 10QSB
period 2007-03-31
InZon CORP
filed 2007-05-10
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X]

As of March 31, 2007, the Company had 36,846,150 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes          No    X   .

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

INZON CORPORATION

BALANCE SHEET

AS OF MARCH 31, 2007

(Unaudited)

ASSETS
Current Assets
Cash in bank	$67
Accounts receivable-net of doubtful accounts of $31,787	81,750
Advances & deposits	7,855
Total Current Assets	89,672
Fixed Assets
Equipment, Furniture & fixtures- net of depreciation of $127,890	123,701
Total Fixed Assets	123,701
Trademarks	20,000
Software - net of amortization of $ 443,428	652,882
Deferred expenses -net of amortization of $ 145,904	87,056
Total Assets	$973,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Current portion –long term debt	43,397
Notes payable	197,792
Accounts payable	1,658,124
Accrued payroll and payroll taxes	253,237
Compensation payable-related parties	986,066
Deposits	15,000
Accrued interest	33,602
Total Current Liabilities	3,179,883
Long Term Liabilities
Notes payable - equipment	112,912
Less; current portion	(43,397)
Total Long Term Debt	69,515
Total Liabilities	3,256,733
Stockholders’ Deficit
Common stock, $0.001 par value; authorized 500,000,000 shares;
issued and outstanding 36,846,150 shares	36,849
Additional paid-in capital	2,254,728
Retained (deficit)	(4,574,999)
Total Stockholders’ Deficit	(2,276,087)
Total Liabilities and Stockholder Deficit	$973,311

See accompanying notes to financial statements

INZON CORPORATION

STATEMENTS OF OPERATIONS

FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2007	2006	2007	2006

Sales	$92,600	$1,673,266	$126,400	$4,421,825
Cost of sales	--	1,689,793	--	4,544,484
Gross Profit(Loss)	92,600	(16,527)	126,400	(122,659)
Selling, General, and Administrative Expenses	342,617	544,334	715,999	891,097
Depreciation and Amortization	97,851	98,049	195,702	195,249
Interest Charges (Net of Interest Income)	3,849	4,730	7,749	35,654
	444,317	647,113	919,450	1,122,000
Net Loss Before Income Taxes	(351,717)	(663,640)	(793,050)	(1,244,659)
Income Tax Expense (Benefit)	--	--	--	--
Net Income (Loss)	$(351,717)	$(663,640)	$(793,050)	$(1,244,659)
Net Loss per share	$(0.0095)	$(0.0191)	$(0.0215)	$(0.0370)
Weighted Average Number of Common Shares
Used to Compute Net Income (Loss) per
Weighted Average Share	36,846,150	34,679,150	36,818,897	33,614,150

See accompanying notes to financial statements

INZON CORPORATION

STATEMENTS OF CASH FLOWS

FOR THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Six Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net profit (loss)	$(793,050)	$(1,244,659)
Adjustments to reconcile net profits (loss)
to net cash used in operating activities:
Depreciation and amortization	195,702	195,249
Stock for services	--	35,000
Stock for expenses	99,200	--
Forgiveness of accrued interest	--	30,350
Changes in operating assets and liabilities
Accounts receivable	(64,700)	55,911
Deposits	--	(34,655)
Accounts payable	94,920	1,016,418
Accrued employment expense-related parties	343,800	16,425
Accrued expense-related parties	--	25,512
Accrued expense	136,977	65,717
Net Cash Used In
Operating Activities	12,849	191,618

Cash Flow From Investing Activities
Cost of capital acquired	--	(25,500)
Equipment	--	(104,100)
Net Cash used by
Investing Activities	--	(129,600)

Cash Flows From Financing Activities
Loan – payments	(18,000)	(110,000)
Long term liabilities	--	(20,347)
Net Cash Provided By
Financing Activities	(18,000)	(130,347)

Increase (Decrease) In Cash and
Cash Equivalents	(5,151)	(98,679)

Cash and Cash Equivalents at Beginning of Period	5,218	208,192

Cash and Cash Equivalents at End of Period	$67	$109,513

See accompanying notes to financial statements

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:
Interest	$--	$--
Income taxes	$--	$--

Supplemental Information, Nonmonetary transactions

Noncash Investing and Financing Activities
1,750,000 shares @ $0.2857 for debt	$--	$500,000
992,000 shares @ $0.10 for expense	$99,200	$--
350,000 shares @ 0.75 for interest and deferred expense	$--	$262,500
70,000 shares @ $0.50 for service	$--	$35,000

See accompanying notes to financial statements

INZON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.

BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation (“Company”), as of March 31, 2007 (unaudited) and the related statements of operations and cash flows for the six months ended March 31, 2006 and 2007 (unaudited) are enclosed.  In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2006

Interim Financial Statements.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2007  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

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

NOTE 3.

GOING CONCERN CONSIDERATIONS

As of March 31, 2007, the Company reported an accumulated deficit of $4,574,999.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to generate positive cash flow from operations, as well as the ability to raise additional capital.  Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed.  As of March 31, 2007, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4.

RELATED PARTY TRANSACTIONS

The Company rent the office space from a related party of one of the officers and directors of the Company.  The rental agreement is month to month at $ 2,500 per month.

NOTE 5.

CHANGES IN EQUITY

During the period ending December 31, 2006 the Company issued 992,000 shares of common stock for service with a total value of $99,200. The net effect of this transaction increased common stock by $ 992 and paid in capital by $ 98,208.

NOTE 6.

CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on three customers and two suppliers. The loss of any of these customers or suppliers could have an adverse affect on the Company’s business.

NOTE 7.

 FINANCING AGREEMENT

On March 27, 2006 the Company signed a securities purchase agreement with Macenta Group, LLC ( the Purchaser). Under the terms of the agreement, the Purchaser agrees to purchase common stock in the Company with a total value of  Five Million dollars in increments of a minimum of One Million dollars.  The purchase price of the shares is the moving average closing price for the 15 trading days prior to closing discounted by a factor of  twenty percent (20%).  In addition the Purchaser is entitled to receive one warrant for every five common shares purchased at closing.  Each warrant is convertible  to one share of common stock at $1.00 per share. None of the warrants may be converted to common shares until the Company’s stock has traded for at least 15 consecutive trading days with a closing price of $ 1.60 per share and fifty percent (50%) of the warrants may not be converted to common shares until the Company’s trading common shares has traded for at least 15 consecutive days at a closing price of $ 2.10 per share. To date no shares have been purchased under this agreement.

NOTE 8.

 LEGAL PROCEEDINGS

On April 20, 2006 IPEX, Inc (Plaintiff) filed a lawsuit in the Superior Court of California, in the County of San Diego against the Company. The plaintiff through the complaint it filed alleges breach of contract by the Company. The amount the plaintiff is claiming is included in the accounts payable. There has been no activity by the plaintiff concerning this proceeding for over one year.  The Company has been unable to contact anyone pertaining to this proceed ring during the same time period.

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

The Company’s VoIP technology provides complete voice, fax, data and conference call services on an ASP platform utilizing its own worldwide hybrid VoIP/TDM network.  Presently the Voice over Internet Protocol (“VoIP”) is a fragmented market with a number of small companies providing services without a strong backbone network.  Most of these companies are targeting the US domestic market, which is very difficult to compete in and does not provide viable margins.

The Company’s hybrid TDM (Traditional Voice) and IP Telephony technology (or Transitional Telecom technology), uses leading edge monitoring and management software to thoroughly evaluate profitability in real-time and further enhance our ability to remain competitive. These systems employ dynamic routing that will allow systems to immediately react to changing network conditions and reroute based on predefined criteria.  A web-based mechanism will be provided to allow external access for our customers and suppliers to more readily obtain or offer new rates and codes.  Currently, this is one of the most time consuming aspects of daily operations in wholesale telecom.  By streamlining this process, the Company is able to provide maximum value and compelling niche appeal to potential customers and suppliers.

The Company is focusing on wholesale outbound traffic to Latin America, Asia and Europe. The Company utilizes 60 Hudson, New York, New York as a collocation center with initial traffic capacity to handle up to 1.2 million minutes per day under a Collocation Facilities License Agreement.

For the next phase, traffic capacity is intended to be added to handle up to 10 million minutes per day.  Approximately 30% of the overall capacity is intended to be allocated to international traffic associated with VoIP product applications, with the remainder of available capacity utilized for Latin American wholesale expansion.

The Company has secured a profit sharing agreement with a broadband provider for traffic termination into the U.S.  This agreement allows the Company to interconnect with African customers at 60 Hudson, New York, New York, for lowest cost termination into U.S. from Africa, with a high quality of service (QoS).  In addition, the Company has established an interconnection agreement with a Mexican telecommunications company that will allow the Company to service its U.S. tier 2 customers under agreement for VoIP termination into Mexico at competitive prices.  Finally, the Company has secured a VoIP services agreement with an offshore service provider to deploy VoIP subscription products throughout Asia.  The Company considers that all these agreements were entered into in the ordinary course of business.

Results of Operations.

a)

Revenues and Gross Margin Loss.

The Company reported revenues of $1,673,266 for three months period and $ 4,421,825 for the six months period ended March 31, 2006. This compares to $92,600 and $ 126,400  for the comparable periods ending March  31, 2007. The decrease in sales was due to the drop in VoIP business due to the Company’s inability to finance the required deposits to carry traffic on the vendors’ routes.  The Company’s revenue is from the licenses agreements for supporting customer upgrades to their software platforms.

             The Company incurred a gross margin loss of $ 16,527 for the three months period and $122,659 for the six months period ending in March 31, 2006.  During the same periods ending March 31, 2007 the gross margin profits were $ 92,600 and $ 126,400 respectively.  The gross margin is from licenses agreements using the SAE software to maintain customer platforms.

(b)

Selling, General, and Administrative Expenses.

Selling, general and administrative expenses of $544,334 were incurred in the three months period and $ 891,097 for the six months period ending March 31, 2006 compared to $342,617 for the three months and $715,999 for the six months ending March 31, 2007. These decreases were due to reduced staffing of the Company.

(c)

Depreciation and Amortization.

Depreciation and amortization for the three months period was $ 127,068 and for the six months period was $ 195,249 ending March 31, 2006. This compares to $ 97,851 in the three months period and $ 195,702 for the six months period ending March 31, 2007.  Depreciation is attributable to the capital equipment and software acquired for the Company to support its customers.

(d)

Interest Expense.

The Company incurred interest charges (net of interest income) of $4,730 in the three months period and $ 35,654 for the six months period ending March 31, 2006, compared with $ 3,849 and $ 7,749 for the same periods ending March 31, 2007 respectively. The interest expense reduction for the six months is the result conversion of debt during the 2006 period.

(e)

Income Tax Benefit.

At December 31, 2007, the Company had available net operating loss carryforwards of approximately $4.5 million that may provide future tax benefits expiring beginning in September 2024. Because of the uncertainty of future income, the net loss carryforward  has been reserved.

(f)

Net Loss.

The Company reported a net loss of $663,640 for the three months period and $1,244,659 for the six months period ending March 31, 2006 as compared to a net loss of $351,717 for the respective three months period and $ 793,050 for the six months period ending March 31, 2007.  The decreased loss was due primarily to the elimination of negative gross margin from the VoIP traffic and reduction of expenses during the periods ended March 31, 2007 over the same periods in 2006.

Capital Expenditures.

There were no capital expenditures during the quarter ended March 31, 2007.

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

(b)

Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

In their report dated February 14, 2007, the Company’s independent auditor stated that the financial statements for the year ended September 30, 2007 were prepared assuming that the Company would continue as a going concern.  The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company’s securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(k)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

The Company’s success is dependent upon the hiring of key administrative personnel.  Only two of the Company’s officers, directors, and key employees have an employment agreement with the Company (CEO and COO); therefore, there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements.  Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On April 20, 2006 Ipex, Inc. (plaintiff) filed a lawsuit against the Company in the Superior Court of California, County of San Diego. Under the complaint, the plaintiff claims a breach of contract by the Company. The Plaintiff has taken no further action since the filing of the complaint.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER

            None

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

InZon Corporation

Dated: May 10, 2007	By: /s/ David F. Levy
David F. Levy, Chief Executive Officer

Dated: May 10, 2007	By: /s/ Richard Dea
Richard Dea, Chief Financial Officer