Form 10QSB
period 2007-06-30
InZon CORP
filed 2007-08-14
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

INZON CORPORATION
(Exact name of registrant as specified in charter)

Nevada	0-17345	41-1578316
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

238 Northeast 1st Avenue, Delray Beach, Florida 33444
(Address of principal executive offices)

(561) 279-8200
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.  Yes [  ]  No  [ X ].

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

As of August 14, 2007, the Company had 50,713,705 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No  [ X ].

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INZON CORPORATION

CONDENSED BALANCE SHEET

(Unaudited)

JUNE 30, 2007
ASSETS
Current Assets
Cash in bank	$28,675
Accounts receivable, net of doubtful accounts of $96,187	14,351
Total Current Assets	43,026
Fixed Assets
Furniture, fixtures & equipment, net
of accumulative depreciation of $140,781	110,810
Total Fixed Assets	110,810
Trademarks	20,000
Software, net of amortization of $ 499,369	596,941
Deferred expenses, net of amortization of $ 174,923	58,037
Total Assets	$828,814
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Note payable, equipment	112,912
Notes payable	380,292
Accounts payable	1,575,933
Accrued payroll and payroll taxes	253,237
Compensation payable, related parties	1,107,816
Deposits	15,000
Accrued interest	39,677
Total Liabilities	3,484,867
Stockholders’ Deficit
Common stock, $0.001 par value; authorized 500,000,000 shares;
issued and outstanding 37,846,150 shares	37,846
Paid-in capital	2,403,728
Accumulated deficit	(5,097,627)
Total Stockholders’ Deficit	(2,656,053)
Total Liabilities and Stockholder Deficit	$828,814

The accompanying notes are an integral part of these condensed financial statements

INZON CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended June 30,			Nine Months Ended June 30,
	2007	2006	2007	2006
Sales	$21,600	$753,625	$148,000	$5,175,450
Cost of sales	-	675,631	-	5,220,115
Gross Profit (Loss)	21,600	$77,994	148,000	(44,665)
Selling, General and Administrative Expense	366,037	503,998	1,061,036	1,319,636
Depreciation and Amortization	97,851	126,068	293,553	322,316
Bad debt expense	64,400	-	64,400	-
Total operating expense	528,288	630,066	1,418,989	1,641,952
Income (Loss) from operations	(506,688)	(552,072)	(1,270,989)	(1,686,617)
Other Income (Expense)
Interest expense	(6,086)	(7,499)	(13,835)	(43,153)
Other expense	(30,855)		(30,855)	-
Total Other Income (Expense)	(36,941)	(7,499)	(44,690)	(43,153)
Net Income (Loss)	$(543,629)	$(559,571)	$(1,315,679)	$(1,729,770)
Net Income (Loss) per share	$(0.0145)	$(0.0161)	$(0.0357)	$(0.0508)
Weighted Average Number of Common Shares
Used to Compute Net Income (Loss) per
Weighted Average Share	$37,582,414	$34,846,623	$36,803,778	$34,024,974

The accompanying  notes are an integral part of these condensed  financial statements

INZON CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities	$(1,315,679)	$(1,729,770)
Net income (loss)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	293,553	322,316
Bad debt expense	64,400	-
Stock for services	249,200	116,500
Changes in operating assets and liabilities
Accounts receivable	(61,700)	61,171
Deposits	1,655	(36,655)
Accounts payable	49,728	1,101,361
Accrued employment expense-related parties	465,550	31,800
Accrued payroll and payroll tax	98,479	-
Accrued interest	39,677	7,918
Net Cash Used In Operating Activities	(115,137)	(125,359)
Cash Flows From Investing Activities
Cost of captial acquired	-	(25,500)
Net Cash Provided By (Used In) Investing Activities	-	(25,500)
Cash Flows From Financing Activities
Loan payments	(18,000)	(86,334)
Proceeds from notes payable	156,595	50,000
Net Cash Provided By (Used In) Financing Activities	138,595	(36,334)
Net Increase (Decrease) In Cash	23,458	(187,193)
Cash, Beginning of Period	5,217	208,192
Cash, End of Period	$28,675	$20,999
Supplemental Disclosures of Cash Flow Information	$-	$-
Cash paid during the period for:	$-	$-
Interest
Income taxes
Supplemental Disclosures of Cash Flow Information
Supplemental Information, Nonmonetary transactions
Noncash Investing and Financing Activities
1,750,000 shares@ $0.2875 for debt	$-	$500,000
350,000 shares @ 0.75 for accounts payable	$-	$262,500

The accompanying notes are an integral part of these condensed financial statements

INZON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

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

Revenue Recognition

The Company recognizes revenue from services provided once all of the following criteria for revenue recognition have been met: 1) pervasive evidence of an agreement exists, 2) the services have been delivered, 3) the price is fixed and determinable and not subject to refund or adjustment and 4) collection of the amounts due is reasonably.  Overhead and administrative costs are recognized when incurred and direct event costs and expenses are recognized during the period in which the event they are associated with occurs. The Company’s revenues consist primarily of revenue maintenance contracts which are recognized on a monthly basis and treated as revenue under SOP-97-2 and SOP 98-4 as revised.

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.”  SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted.  Effective January 1, 1998, the Company adopted SFAS No. 128.  Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the fully diluted losses per share for the three quarters of fiscal years 2007 and 2006 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

Property and Equipment

Property and equipment consisting of improvements, equipment and furniture and fixtures are recorded at cost and are depreciated using the straight-line method over the useful estimated life.  Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals, and betterments are capitalized.  When property  and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  A summary of estimated useful lives is as follows:

Description	Useful life
Furniture Fixtures & Equipment	5 years
Software	5 years
Transmission Equipment	5 years

The  Company accounts for the assets in accordance with SFAS No. 144, Accounting for the Impairment or  Disposal of Long-Lived Assets.  The Company reviews its long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used in measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceeds the fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying amount or fair market value less costs to sell.

Intangible Assets

The Company reviews  goodwill and indefinite lived intangible assets for impairment annually,  or whenever events or circumstances indicate carrying value may not be recoverable or warrant a revision to the estimated remaining useful life in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets .

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

NOTE 4.  GOING CONCERN CONSIDERATIONS

As of June 30, 2007, the Company reported an accumulated deficit of $5,097,627.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to generate positive cash flow from operations, as well as the ability to raise additional capital.  Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed.  As of June 30, 2007, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company rent the office space from a related party of one of the officers and directors of the Company.  The rental agreement is month to month at $ 2,500 per month. Rent incurred from October 1, 2006 through June 30, 2007 totaling $22,500 has been accrued but not paid.

As of June 30, 2007 officers of the Company were owed a total of $1,107,816 of Employee payables per their employment contracts. This amount has been accrued but not paid. (See NOTE 8. Subsequent Events)

NOTE 6: - CHANGES IN EQUITY

During the period ending June 30, 2006 the Company issued 1,992,000 shares of common stock for service with a total value of $249,200. The net effect of this transaction increased common stock by $ 1,992 and paid in capital by $ 247,208. Subsequent to the period ending June 30, 2007 the Company issued 12,867,555 shares of common stock to 10 different individuals and entities with an aggregate value of $ 2,187,484. (See NOTE 8. Subsequent Events)

NOTE 7– LEGAL PROCEEDINGS

On April 20, 2006 IPEX, Inc (Plaintiff) filed a lawsuit in the Superior Court of California, in the County of San Diego against the Company. The plaintiff through the complaint it filed alleges breach of contract by the Company. The amount the plaintiff is claiming is included in the accounts payable. There has been no activity by the plaintiff concerning this proceeding for over one year.  The Company has been unable to contact anyone pertaining to this proceeding during the same time period.

NOTE 8 – SUBSEQUENT EVENT

On August 3, 2007 the Company through its’ newly formed subsidiary InZon Holdco, Inc acquired all the outstanding shares of Vericash, Inc. Under the terms of the agreement the company will issue up to 5,000,000 shares of restricted InZon common stock with 1,500,000 being issued on date of the agreement, 1,000,000 on delivery of  equipment by Vericash and 500,000 shares commencing on February 4, 2008 and each six months thereafter through February 3, 2010.

On July 16, 2007 the Company issued 11, 367,555 Share of common stock to various individuals as follows:

- 2 ,990,000 shares with a total value of $ 358,800 were issued to six individuals for services ($0.12 per share).

- 8,377,555 shares with a total value of $ 1,005,307 were issued to three individuals including two officers of the Company for debt ($0.12 per share).

On August 3, 2007 the Company issued 1,500,000 shares of common stock to one individual with a value of $ 255,000 for acquisition ($.017 per share)

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

The Company is a Global Communications Company that utilizes its own modern hybrid worldwide VoIP/TDM network for both voice and data traffic.  In addition, InZon’s VeriCash division is developing systems for Stored Value/Mobile Wallet payment technologies designed to allow users to send money from their cell phone to any other cell phone and acts as a Virtual Point of Sale device via secure modes in most countries in the world. This means that any cell phone could be used as a secure debit card to pay bills, charge at restaurants and to instantly send money to be withdrawn from ATMs all over the worlds.

InZon’s proprietary switches and systems controls both traditional legacy TDM (Traditional Time Division Multiplexing Voice Circuits) and IP Telephony technology (or Transitional Telecom technology).  This provides the Company with a hybrid system that is the best of both worlds.  The Company uses its own proprietary, leading edge monitoring and management software to thoroughly evaluate profitability in real-time and employ dynamic routing that will allow its systems to immediately react to changing network conditions and reroute based on key predefined criteria.   For the majority of its traffic, the Company now utilizes Voice over Internet Protocol ("VoIP") technology to provide complete voice, fax, data and conference call services on an ASP platform,   This gives the Company the ability to provide rapid “time to market” on new services and provide the most economical and flexible operations possible.

The Company operates from executive offices in Delray Beach, Florida, and maintains redundant telecom equipment installations at its executive offices as well as at facilities at 60 Hudson Street, in New York, with fully redundant switching systems at a hardened satellite earth station in North Miami, Florida and switching equipment for international operations in London.

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

On June 29, 2007 the Company formed three subsidiaries; InZon Communications, Inc, InZon Wireless, Inc and InZon Holdco, Inc. The subsidiaries were formed to support the planned future growth of the Company.

Results of Operations.

a)

Revenues and Gross Margin Loss.

The Company reported revenues of $21,600 for three months period and $ 148,000 for the nine months period ended June 30, 2007. This compares to $753,625 and $ 5,175,450  for the comparable periods ending June 30, 2006. The decrease in sales was due to the drop in VoIP business caused by the Company’s inability to finance the required deposits to carry traffic on the vendors’ routes.  The Company’s revenue source in now from the licenses agreements for supporting customer upgrades to their software platforms.

             The Company reported gross margin of $ 21,600 for the three months period and $148,000 for the nine months period ending in June 30, 2007.  During the same periods ending June 30, 2006 the gross margin was $ 77,994 and $ (44,665) respectively.  The gross margin during the period ending June 30, 2007 is from licenses agreements using the SAE software to maintain customer platforms.

(b)

Selling, General, and Administrative Expenses.

Selling, general and administrative expenses of $366,037 were incurred in the three months period and $ 1,061,036 for the nine months period ending June 30, 2007 compared to $503,998 for the three months and $1,319,636 for the nine months ending June 30, 2006. These decreases were due to reduced staffing of the Company and the dramatically reduced business in the VoIP traffic business.

(c)

Depreciation and Amortization.

Depreciation and amortization for the three months period was $ 97,851 and for the nine months period was $ 293,553 ending June 30, 2007. This compares to $ 126,068 in the three months period and $ 322,316 for the nine months period ending June 30, 2006  Depreciation is attributable to the capital equipment and software acquired for the Company to support its customers.

(d)

Interest Expense.

The Company incurred interest charges (net of interest income) of $6,086 in the three months period and $ 13,835 for the nine months period ending June 30, 2007, compared with $ 7,499 and $ 43,153 for the same periods ending June 30, 2006 respectively. The interest expense was lower during the same period ending in 2007 due to the reduction for the period ending in 2006 resulting from the conversion of debt during the 2006 period.

(e)

Income Tax Benefit.

At June 30, 2007, the Company had available net operating loss carryforwards of approximately $4.9 million that may provide future tax benefits expiring beginning in September 2026. Because of the uncertainty of future income, the net loss carryforward  has been reserved.

(f)

Net Profit (Loss).

The Company reported a net loss of $543,629 for the three months period and a net loss of $1,315,679 for the nine months period ending June 30, 2007 as compared to a net loss of $559,571 for the respective three months period and $ 1,729,770 for the nine months period ending June 30, 2006.  The decreased loss for the nine months period ending June 30, 2007 was due primarily to the elimination of negative gross margin from the VoIP traffic and reduction of expenses during the periods ended June 30, 2007 over the same periods in 2006.

(g)        Liquidity

As of June 30, 2007 the Company’s had current assets of $ 43,026 and current liabilities of $ 3,484,866 for a negative working capital of $ 3,441,840.  This compare to current assets of $ 110,983 and current liabilities of $ 2,249,841 with negative working capital of $ 2,138,858 for the same period ending  June 30, 2006. The increased working capital deficit for 2007 over 2006 is due to continued expenses during the period ending June 30, 2007. Consequently, the Company does not have sufficient capital resources for the next twelve months and will seek to raise additional capital through the sale of  equity and or debt securities.

Capital Expenditures.

There were no capital expenditures during the period ended June 30, 2007.

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

(b)

Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

In their report dated February 14, 2007, the Company’s independent auditor stated that the financial statements for the year ended September 30, 2006 were prepared assuming that the Company would continue as a going concern.  The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the

Company’s securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(k)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Company.

The Company’s success is dependent upon the hiring of key administrative personnel.  Only two of the Company’s officers, directors, and key employees have an employment agreement with the Company (CEO and CFO); therefore, there can be no assurance that these personnel will remain employed by the Company after the termination of such agreements.  Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects.

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

Off Balance Sheet Arrangements.

The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

InZon Corporation

Dated: August 14, 2007	By:	/s/ David F. Levy
David F. Levy, Chief Executive Officer

Dated: August 14, 2007	By:	/s/ Richard Dea
Richard Dea, Chief Financial Officer

EXHIBIT INDEX

Number

Description

31.1

Rule 13a-14(a)/15d-14(a) Certification of David F. Levy

31.2

Rule 13a-14(a)/15d-14(a) Certification of Richard Dea

32

Section 1350 Certification of David F. Levy and Richard Dea