Form 10KSB
period 2007-09-30
InZon CORP
filed 2008-01-15
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐.

Check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).   Yes ☐   No ☒.

The Registrant’s revenues for the fiscal year ended September 30, 2007 were $ 179,800.  As of January 14, 2008 the Registrant had 71,235,232 shares of common stock issued and outstanding and 579 shareholders. As of the same date the aggregate market value of the voting stock held by non-affiliates of the Registrant was $ 1,380,884.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒.

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

On August 3, 2007, the Registrant and its wholly-owned subsidiary, InZon Holdco, Inc., a Nevada corporation, entered into a Plan and Agreement of Reorganization with Mr. Lino G. Morris, the sole shareholder of Vericash, Inc. a Florida corporation.  Pursuant to the terms of the Agreement, Vericash was merged with and into InZon Holdco, Inc. and the Registrant issued 1,500,000 restricted shares of its common stock, par value $0.001 per share to the VCI Stockholder, and InZon Sub changed its name to Vericash Ltd. The Registrant will issue an additional 3,500,000 shares over the next two years as part of the acquisition.

Business of the Registrant.

(a)

Principal Services and Markets.

The Registrant is a Global Communications Company that utilizes its own modern hybrid worldwide VoIP/TDM network for both voice and data traffic.  In addition, the Registrant’s VeriCash division is developing systems for Stored Value/Mobile Wallet payment technologies designed to allow users to send money from their cell phone to any other cell phone and acts as a Virtual Point of Sale device via secure modes in most countries in the world. This means that any cell phone could be used as a secure debit card to pay bills, charge at restaurants and to instantly send money to be withdrawn from ATMs all over the worlds.

The Registrant’s proprietary switches and systems control both traditional legacy TDM (Traditional Time Division Multiplexing Voice Circuits) and IP Telephony technology (or Transitional Telecom technology).  This provides the Registrant with a hybrid system that is the best of both worlds.  The Registrant uses its own proprietary, leading edge monitoring and management software to thoroughly evaluate profitability in real-time and employ dynamic routing that will allow its systems to immediately react to changing network conditions and reroute based on key predefined criteria.   For the majority of its traffic, the Registrant now utilizes Voice over Internet Protocol ("VoIP") technology to provide complete voice, fax, data and conference call services on an ASP platform,   This gives the Registrant the ability to provide rapid “time to market” on new services and provide the most economical and flexible operations possible.

The Registrant operates from executive offices in Delray Beach, Florida, and maintains redundant telecom equipment installations at its executive offices as well as at facilities at 60 Hudson Street, in New York, with fully redundant switching systems at a hardened satellite earth station in North Miami, Florida and switching equipment for international operations in London.

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

(b)

Distribution Methods.

The Registrant operates its own switches located at 60 Hudson New York, New York through which the traffic it generates is moved with fully redundant switching systems at a hardened satellite earth station in North Miami, Florida and switching equipment for international operations in London.  The Registrants proprietary developed software monitors and routes the traffic as the conditions change.

(c)

Status of Publicly Announced New Products.

The Registrant is fully operational and utilizing the traffic switches and software that it had developed for the business. Its web site products are functional and being used by customers. The Vericash payment by portable unit is under development.

(d)

Competition.

The Registrant’s industry remains extremely competitive, with large capacity and highly competitive prices prevailing in the market place.  The Registrant is a start up and is competing with numerous other carrier for traffic to meet its sales and profitability goals.  Major competitors exist in the Registrant’s market.

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

(f)

Dependence on Major Customers.

The Registrant is at this time dependent on one major customer for its business which for the fiscal year ended on September 30, 2007 accounted for approximately 95% of the Registrant’s revenues.  It is anticipated the Registrant will develop a broad base of customers to minimize the dependency on major customers.

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

(j)

Research and Development.

Since inception, the Registrant has engaged in development activities, including the development of software for monitoring the traffic through its switches and the payment by portable units. The Registrant is unable to state with certainty what portion of its operating costs is allocable to research and development.

(k)

Compliance with Environmental Laws.

The costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Registrant’s operations.

Employees.

The Registrant has two full time employees. The Registrant presently has no labor contract with any unions and does not anticipate unionization of personnel in the foreseeable future.  The relationship with the employees is good.

ITEM 2.

DESCRIPTION OF PROPERTY.

The Registrant leases office space at 238 N.E. 1st Avenue, Delray, Florida under three year lease which commenced on August 1, 2007.  The rate for this lease is $ 6,500 per month.  This office space is adequate for the current needs of the Registrant. At this location, the Registrant has $42,201 of office furniture and equipment.

ITEM 3.

LEGAL PROCEEDINGS.

The Registrant is a party to the legal proceedings as set forth below:

On November 8, 2006, in civil proceedings styled Ipex, Inc. v. InZon Corporation, as Case Number GIC864677, in the Superior Court of San Diego County, California, an uncontested judgment including attorneys’ fees and court costs, in the original amount of $559,166.00, was entered against the Registrant. To date, the judgment holder has not taken any action to enforce the judgment against the Registrant or it assets;

The Registrant is a defendant in civil proceedings initiated during the fiscal year ending September 30, 2007, styled Verisign, Inc. v. Inzon Corporation, as Case Number 50 2007 CA 019126XXXXMBAO, in the Circuit Court of the Fifteenth Judicial District, Palm Beach County, Florida. The Registrant has negotiated a settlement of all claims of the plaintiff for $14,000, payable in 14 monthly installments commencing February 15, 2008; and

The Registrant is a defendant in civil proceedings initiated during the fiscal year ending September 30, 2007, styled Starvox Communications, Inc. v. Inzon Corporation, as Case Number 50 2007 CA 9642XXXXMB, in the Circuit Court of the Fifteenth Judicial District, Palm Beach County, Florida, in which the plaintiff seeks to recover $149,263 plus attorneys’ fees and costs under a written contract between the parties for the purchase and sale of telecommunication services. The Registrant through outside counsel has moved the Court for dismissal based on mandatory arbitration and State of New York venue and jurisdictional provisions in the underlying contract. The likely outcome of such litigation is presently unknown, as the plaintiff may be unable to establish that the Registrant is subject to the jurisdiction of the courts of the State of New York.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2007

	High	Low
Quarter Ended September 30, 2007	0.250	0.095
Quarter Ended June 30, 2007	0.220	0.060
Quarter Ended March 30, 2007	0.055	0.036
Quarter Ended December 31, 2006	0.200	0.035

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on September 30, 2006

	High	Low
Quarter Ended September 30, 2006	0.17	0.08
Quarter Ended June 30, 2006	0.54	0.20
Quarter Ended March 31, 2006	0.81	0.40
Quarter Ended December 31, 2005	0.92	0.40

Holders of Common Equity.

As of September 30, 2007, the Registrant had 51,713,705 shares of common stock outstanding and approximately 590 shareholders of record.

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

Sales of Unregistered Securities.

The Registrant made the following sales of unregistered (restricted) securities during the fourth quarter of the fiscal year ended September 30, 2007

(a)

On July 16, 2007, the Registrant issued 3,990,000 shares of common stock to eight individuals for services with a value of $ 478,800 ($0.12 per share conversion price)

(b)

On July 16, 2007, the Registrant issued 7,377,555 shares of common stock with a value of $ 885,307 ($0.12. per share) to two individuals with 5,141,909 shares with a value of $ 617,029 for debt forgiveness and 2,235,646 shares with a value of $268,278 for services.

 (c)

On August 3, 2007, the Registrant issued 1,500,000 shares of common stock to one individual for the acquisition of a subsidiary with a value of $ 35,028 ($0.023 per share)

(d)

On September 19, 2007 the Registrant issued 1,000,000 shares to one entity for services with a value of $ 260,000 ($0.26 per share)

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

Overview.

On September 10, 2004 the Registrant entered into a merger agreement effective October 1, 2004 with W-J International.

The Registrant is a Global Communications Company that utilizes its own modern hybrid worldwide VoIP/TDM network for both voice and data traffic.  In addition, the Registrant’s VeriCash division is developing systems for Stored Value/Mobile Wallet payment technologies designed to allow users to send money from their cell phone to any other cell phone and acts as a Virtual Point of Sale device via secure modes in most countries in the world. This means that any cell phone could be used as a secure debit card to pay bills, charge at restaurants and to instantly send money to be withdrawn from ATMs all over the worlds.

The Registrant’s proprietary switches and systems control both traditional legacy TDM (Traditional Time Division Multiplexing Voice Circuits) and IP Telephony technology (or Transitional Telecom technology).  This provides the Registrant with a hybrid system that is the best of both worlds.  The Registrant uses its own proprietary, leading edge monitoring and management software to thoroughly evaluate profitability in real-time and employ dynamic routing that will allow its systems to immediately react to changing network conditions and reroute based on key predefined criteria.   For the majority of its traffic, the Registrant now utilizes Voice over Internet Protocol ("VoIP") technology to provide complete voice, fax, data and conference call services on an ASP platform,   This gives the Registrant the ability to provide rapid “time to market” on new services and provide the most economical and flexible operations possible.

The Registrant operates from executive offices in Delray Beach, Florida, and maintains redundant telecom equipment installations at its executive offices as well as at facilities at 60 Hudson Street, in New York, with fully redundant switching systems at a hardened satellite earth station in North Miami, Florida and switching equipment for international operations in London.

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

On August 3, 2007, the Registrant and its wholly-owned subsidiary, InZon Holdco, Inc., a Nevada corporation, entered into a Plan and Agreement of Reorganization  with Mr. Lino G. Morris, the sole shareholder of Vericash , a Florida corporation.  Under the terms of the Agreement, Vericash was merged with and into InZon Holdco, Inc, the Registrant issued 1,500,000 restricted shares of its common stock, par value $0.001 per share to the VCI Stockholder, and InZon Holdco, Inc changed its name to Vericash Ltd. The Registrant will issue an additional 3,500,000 shares of its common stock over the next two years as part of this transaction.

On September 17, 2007, the Registrant entered into a written agreement  with Good Deal, LLC  and InZon Wireless, Inc., a wholly-owned subsidiary of the Registrant. Under the terms of the agreement the Registrant, at closing to be held after September 30, 2007, issued 19,521,527 restricted shares of the Registrant’s common stock for the transfer to InZon Wireless, Inc. 2,500 shares of South Pacific Management Holdings Limited , a British Virgin Islands company, which represents fifty percent (50%) of the total issued and outstanding capital shares of South Pacific Holdings Limited. Per the agreement 9,760,767 of the shares issued by the Registrant were delivered and the balance are being held  by the Registrant pending further due diligence. South Pacific Management Holdings Limited was formed to hold communication licenses in certain Pacific Ocean island areas that are available for development. The agreement was further amended to extend the closing date for this agreement to October 1, 2007.

Results of Operations.

The results of operations reflect a period of 12 months for the year ending September 30, 2007 and September 30, 2006.

Summary Comparison of 2007 and 2006 Operations
	Year Ended September 30
	2007	2006
Income	$179,800	$5,441,330
Cost of goods sold	--	5,429,044
Gross margin	--	12,286
Selling, general and administrative expenses	2,035,840	1,956,920
Depreciation	395,306	348,253
Income (loss) from operations	(2,251,346)	(2,292,887)
Total other income (expense)	(5,319)	94,391
Net income (loss)	(2,256,665)	(2,387,278)
Net earnings (loss) per share	$(0.06)	$(0.07)

(a)

Revenues.

For the years ended September 30, 2007 and 2006, the Registrant reported total operating revenues of $179,800 and $5,441,330 respectively. The decrease in sales for the year ended September 30, 2007 verses the same period in 2006 was due to the VoIP sales ceasing and sales by the Registrant being software support.

(b)

Selling, General and Administrative Expenses.

The Registrant incurred total selling, general and administrative expenses (“SG&A”) of $2,035,840 for the year ended September 30, 2007 as compared to $1,956,920 for the fiscal year ended September 30, 2006.  This represents an increase of SG&A expenses due to the first full year of the operations of the Registrant.  Included in the SG&A is stock based compensation of $1,869,717. The increase in expense in 2007 verses the same period in 2006 is due to the increase of stock based compensation during the 2007 period.

(c)

Depreciation and Amortization.

Depreciation and amortization for the year ended September 30, 2007 was $ 395,306 for the Registrant compared to $348,253 for the year 2006. The variance between the fiscal years is the result of additional equipment added during the year 2007 through the acquisition of Vericash, Inc.

(d)

Interest Expense.

The Registrant incurred interest charges of $73,163 for the fiscal year ended September 30, 2007, compared with such charges of $51,262 in the year ended September 30, 2006. The variance between the fiscal years with the increase of interest in 2007 is due to the settlement of the note with a third party creating an additional charge to interest in the year 2007 of $ 45,000.

(f)

Net Operating Loss Carryforward.

As of September 30, 2007, the Registrant had net operating loss carryforward of approximately $6,038,613. The Registrant has not recognized any of this tax benefit as an asset due to uncertainty of future income.

(g)

Net Loss.

The Registrant recorded a net loss from continued operations of $2,256,665 for the fiscal year ended September 30, 2007, as compared to a net loss of $2,387,278 for the fiscal year ended September 30, 2006.  The decrease in the year 2007 over 2006 was due to reduced business activity during the year 2007.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Capital Expenditures.

There were no of capital expenditures during the fiscal year ended September 30, 2007. However, the Registrant acquired Vericash, Inc through a wholly owned subsidiary by issuing restricted common stock.

Risk Factors Connected with Plan of Operation.

(a)

Concentration of Customers and Suppliers, and Accumulated Deficit May Affect Ability of Registrant to Survive.

           The Registrant’s revenue sources consisted of 100 % from two customers.  The loss of either the customer or a supplier could have an adverse affect on the Registrants business.  In addition, the Registrant has only limited assets.  As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level.  Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred net losses: $ 2,256,665 for the fiscal year ended September 30, 2007 and $2,238,278 for the fiscal year ended September 30, 2006.  At September 30, 2007, the Registrant had an accumulated deficit of $6,038,613. This raises substantial doubt about the Registrant’s ability to continue as a going concern.

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

(c)

Competition.

            The market in the communications industry is intensely competitive and the Registrant expects competition to continue to increase.  In addition, some competitors in the Registrant’s market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does.  The Registrant also expects to face additional competition as other established and emerging companies enter the various communications market.  To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction.  Such investment will increase the Registrant’s expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(d)

Technological and Market Changes.

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

Risks associated with the development and introduction of new products include delays in development and operating system technologies that could require the Registrant to modify existing products.  There is also the risk to the Registrant that there may be delays in initial shipments of new products.  Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(e)

New Versions of Registrant’s Products May Contain Errors or Defects.

The Registrant’s technology is complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released.  This may result in the loss of, or delay in, market acceptance of the Registrant’s services.  The Registrant may in the future discover errors in new services after their commencement or be required to compensate customers for such limitations or errors, as a result of which the Registrant’s business, cash flow, financial condition and results of operations could be materially adversely affected.

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

(e)

Market Acceptance.

The Registrant’s success is dependent on the market acceptance of its services.  Despite the increasing demand for communications technology, this industry is not long established and market acceptance of the company’s services will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness.  Even if the advantages of the Registrant’s services are established, the company is unable to predict how quickly, if at all, the services will be accepted by the marketplace.

(f)

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

(g)

Dependence on Suppliers.

The Registrant depends upon broadband internet connections and microwave transmissions for moving the traffic of its customers.  There are numerous suppliers of these connections with which the Registrant can use to meet its needs for meeting its customer’s needs.  The Registrant does not foresee a shortage of capacity in the near future but should such a change occur, it could dramatically impact the Registrant’s business.  The Registrant only has limited control over any supplier as to quality controls and various other factors.

(h)

Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

The Registrant’s officers and directors currently own common stock equal to approximately 50.3 % of the outstanding shares of the Registrant’s common stock.  As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval.  In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant.  Investors will only have rights associated with stockholders to make decisions that affect the Registrant.  Accordingly, it could be difficult for unaffiliated shareholders to effectuate control over the affairs of the Registrant.

Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the company.  Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the company to the officers and directors.

(i)

Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

The Registrant’s success is dependent upon the hiring of key administrative personnel.  Only one of the Registrant’s officers, directors, and key employees has an employment agreement with the Registrant (CEO); therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements.  Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant’s business and prospects.

(j)

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

(k)

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

(l)

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

(m)

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

(n)

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

(o)

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

Operating Activities.

The net cash used in operating activities was $149,612 for the year ended September 30, 2007 compared to $126,975 for the year ended September 30, 2006, an increase of $ 22,637.  A significant portion of cash used in the year ended September 30, 2007 is attributed to a significant loss from operations with significantly diminished revenue for the same period.

Investing Activities.

No cash was provided or used in investing activities for the year ended September 30, 2007 as compared to $76,000 provided during the year ended September 30, 2006. This is attributable to no investments for cash made during the year 2007.

Financing Activities

The net cash provided in financing activities was $ 160,696 for the year ended September 30, 2007 compared to zero for the year ended September 30, 2006, an increase of $ 160,696.  A significant portion of cash provided in the year ended September 30, 2007 is attributed to stock issued for debt during the period.

Liquidity and Capital Resources.

As of September 30, 2007, the Registrant had $37,853 in current assets and current liabilities of $2,761,751 with negative current working capital of $ 2,723,898. During the years ended September 30, 2007 and 2006, the Registrant incurred net losses of $2,256,665 and $2,387,278 respectively and the Registrant has an accumulated deficit of $6,038,613 as of September 30, 2007.  These factors raise substantial doubt as to the Registrant’s continued existence.

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

ITEM 7.

FINANCIAL STATEMENTS.

Financial statements as of and for the years ended September 30, 2007 and 2006 are presented in a separate section of this report following Item 14.

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

ITEM 8A.

CONTROLS AND PROCEDURES.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was done under the supervision and with the participation of the Registrant’s president. Based upon that evaluation, he concluded that the Registrant’s disclosure controls and procedures are lacking in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act. During the period ended September 30, 2007, the Registrant experienced a breakdown in cash receipts controls that caused cash to be deposited in a non Registrant bank account that was to have been deposited in a Registrant bank account.  The error was noted and immediately corrected.

Changes in Disclosure Controls and Procedures.

There were no significant changes in the Registrant’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation; however, the Registrant is developing a program to correct procedural deficiencies that have been noted in the evaluation.

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

On May 14, 2004 David Levy and James Smith became directors of the Registrant.  On July 1, 2004 Phillip Loh and Richard Dea joined the board of directors.  On June 25, 2007 James Smith was terminated as a director and on October 1, 2007 Sidney Camper III joined the board of directors.

Directors and Executive Officers.

(a)

David F. Levy, Chairman/Director.

Mr. Levy, age 62, was President of GlobalNet Corp., a publicly traded (GLBT.OB) leading VoIP telecommunication company from February 2004 until May 2004 when he resigned Globalnet to found InZon Corporation.  Prior to that, from June 2000 to January 2004, Mr. Levy was the founder and Chairman/Chief Executive Officer of Vox2 Healthcare L.L.C., a healthcare technology startup based in Deerfield Beach, Florida operating in the area of infrastructure and integration of broadband services via state-of-the-art satellite technology.  From June 1997 to June 2000, Mr. Levy was the CEO for Levico Group, Inc., the second largest chain of childcare centers in South Florida.  Mr. Levy was also the founder, Chairman and CEO of SubMicron Systems Corporation, a NASDAQ-listed, worldwide technology leader in the design and manufacture of production systems for semiconductor wafers and integrated circuits.  Mr. Levy holds a BSME degree from Pontificia Catholic University in Rio de Janario, Brazil and a MBA from John F. Kennedy University in Orinda, California

(b)

Sidney D Camper III, Chief Executive Officer/Director

Mr. Camper, age 54, was CEO of FJCell, a South Pacific telecom investment group that is being granted a nation-wide license to operate and maintain a GSM mobile cellular service and fixed cellular radio system for the country of Fiji, along with a microwave tower network and an uplink license for a gateway for international calls.  He was the founder of Elandia Solutions and served as the Chief Executive Officer and President from its inception through to its public filing in 2006. Mr. Camper served on the Board of Directors of Elandia and on seven Elandia subsidiary Boards of the DaTec Companies in the Pacific Island Nations.

Mr. Camper was CEO and President of the Morgan-Dos Development Company, a telecommunication tower infrastructure company, which he sold to MasTec (NYSE: MTS) in 2000 and became part of the key management group of MasTec.

Mr. Camper was also a partner in TowerCom, a communication tower development company and also served as President of CCI Global Telecommunications with operations spanning from the United States to Brazil. He served as President and CEO of The BECT Group, Inc., a company involved in acquisitions, mergers, management consulting and franchise consulting. Mr. Camper was Entrepreneur Magazines "Success Story" in November of 1986.

Mr. Camper, who has extensive expertise in mergers, acquisitions and divestitures within the global telecommunications industry, Mr. Camper has been a leader in the telecom development business for over a decade, building companies in the telecommunication industry culminating in their sale to a Fortune 500, New York Stock Exchange Company.

(c)     Rodney B. Mikesell Chief Operating Officer

Mr. Mikesell, age 52, oversees various aspects of business operations and directs several teams to deliver an array of innovative products and services, technical infrastructure, customer services and consistent user experience. He is also involved in creating the company’s strategic roadmap and developing new business opportunities.

Mr. Mikesell was CEO of Teleblu, Inc., a GSM-based wireless network operator in the Comoros Islands, a former French colony. Mr. Mikesell founded Teleblu in 2000, and subsequently managed the planning and execution of the network build out, including an earth station that enabled the network to carry long distance traffic. He was also responsible for all strategic planning, financial performance, and operational management of the company.

Prior to founding Teleblu, he was Senior Vice President of Celltel Government Systems, a provider of portable GSM systems to governmental and military customers. At Celltel, he restructured the company balance sheet and was instrumental in listing the company’s products on the GSA schedule. Mr. Mikesell was CEO of Vision Systems, Inc., a Plexys distributor and integrator that built AMPS wireless networks in Tortola, St. Kitts, and St. Maarten.

From 1987 to 1990 Mr. Mikesell was Executive Vice-President of Telular, Inc. (NASDAQ: WRLS), a $52 million (revenues) wireless access solutions company. He joined Telular as the second employee and no revenue and helped grow the company and guide it through a successful Initial Public Offering.

(d)

Lino G Morris, Chief Executive Officer, InZon Communications, Inc

Mr. Morris, age, 66, was the founder and CEO from 1996 until 2005 of the WorldHub group of companies which provided unique, neutral, public technology and switching center services and products for a full range of telecommunications operations and facilities both domestically and internationally, where hundreds of carriers and users are served. "Lino", as Mr. Morris is known around the world, started from a base in Miami and expanded to operating facilities in New York and London, which served as a hub for over a hundred countries.

Since transferring his interests in WorldHub to a large television, ISP and telecommunications group, he has also served as Director of Exchange Services for Interoute, a large European group that owns the largest and newest fiber network in Europe, covering some 300 locations in 16 countries. Mr. Morris was also a partner in a USA group that owns 131 communication towers in 22 states.

Mr. Morris was also the founder and CEO of the Communication Sciences Group, which designed, built and installed over a hundred communications switching and other systems in dozens of countries around the world. With a long history in communications, he was the author of the 1984 Master Plan to standardize and computerize all of the MODA medical facilities for the country of Saudi Arabia. Mr. Morris then was the CEO of Medical Sciences Ltd, which pioneered the successful development of a series of award-winning, patented technologies that provided a major breakthrough in medical monitoring, computerization and communication of medical data.

Mr. Morris was the Founder and first Administrative Director of the Comprehensive Medical Education Program for the University of Miami’s School of Medicine for the Middle East, co-sponsored by the Ministry of Health of Kuwait. Morris also, as the Director and Prime Contractor, designed and built the Central Agricultural Teaching Facility and Testing Laboratory for the Governor of Hi’al and he built a number of facilities in Sharjah, Switzerland, Brazil, England, France, Mexico as well as the USA.

Mr. Morris was the CEO of Engineering Sciences, which designed and manufactured hundreds of large specialty and mobile communication units for use throughout the Middle East, Central & South America and USA. Starting in the 1970’s with a stealth communications unit for the president of a Central American country, these projects grew from winning the contract to design and build all of the new medical and safety equipment for Honduras through to providing mobile hospital, surgical and communications units from a range of countries from Kuwait to Columbia.

(e)        Philip Loh, Secretary/Director.

           Mr. Loh, age 52, is the founder and President of Fremont, California based InterWorld Group (www.interworldgroup.com), a global manufacturer and distributor of supplies and equipment for Micro Contamination Control and ESD Control, with offices and manufacturing plants in over ten countries, including USA, China, Singapore and India. He has held this position from March 1986 to the present.  He jointed InZon Corporation’s board of directors on July 1, 2004.

(f)        Richard Dea, Chief Financial Officer/Treasurer/Director.

             Mr. Dea, age 57, who joined InZon Corporation on July 1, 2004, brings over 27 years of diverse financial accounting, systems and regulatory experience working directly with some of the world’s leading telecom organizations.  From April 1990 to the present, he has served as president of SAE Group of Delray Beach, Florida, a company that develops software in connection with satellite operations.  During the last 10 years, Mr. Dea has also consulted in the areas of rate structures, billing and financial reporting for domestic and foreign telecom companies including AT&T, British Telecom, France Telecom, Hughes Communications, PamAmSat, and Retevision.  He has also led the design and development efforts for implementation of U. S. Communications Taxation Policies and related Billing System Enhancements for the North American subsidiaries of British Telecom (BT) and France Telecom.  Mr. Dea began his career with Price Waterhouse where he served on the audit and tax staffs before focusing primarily on financial management and financial related litigation support in the Management Consulting Division (Senior Manager-in-charge). Mr. Dea holds a BS degree in Accounting from Florida State University.

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

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth the total compensation paid to or accrued for the fiscal year ended September 30, 2007 to the Registrant’s Chairman, Chief Executive Officer, and Chief Financial Officer. The Chairman began his employment with the Registrant during the fiscal year ended September 30, 2005 while the Chief Financial Officer began his employment on October 1, 2005. The Chief Executive Officer began his work with the Registrant on October 1, 2007. Accordingly, no information is provided for earlier periods.

Summary Compensation Table

		Annual compensation			Long-term compensation
					Awards		Payouts
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities underlying options/ SARs (#)	LTIP payouts ($)	All other compensation ($)
David Levy, Chairman (1)	2007 2006 2005	116,535 285,000 240,000	-	437,828 (6) 19,140(6)				9,121(5) 20,976(5) 11,818(5)
Richard Dea CFO (2)	2007 2006 2005	62,550 171,000 -	-	88,800(6) 11,600(6) -	-	-	-	5,938(5) 11,819(5) -
Sidney Camper CEO (3)	2007 2006 2005	- - -	- - -	- - -	- - -	- - -	- - -	- - -
James Smith COO (4)	2007 2006 2005	2,300 213,750 180,000	- - -	- 14,500(6) -	- - -	- - -	- - -	- 2,420(5) 907(5)

(1)

Mr. Levy served as CEO from October 1, 2004 through September 30, 2007.

(2)

Mr. Dea became CFO on October 1, 2005

(3)

Mr. Camper became CEO on October 1, 2007

(4)

Mr. Smith became COO  on October 1, 2004 and terminated on June 25, 2007

(5)

Healthcare benefits.

(6)

Stock issued for accrued compensation and services

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

On October 1, 2005 the Registrant entered into an employment agreement with Mr. Richard Dea. The agreement is for a term of 5 years from date of inception with an automatic renewal for an additional 5 years unless either party gives written notice not to renew at least one hundred eighty days prior to the end the initial 5 year term. Under this agreement, the individual will be paid an annual salary of $ 144,000. On January 1, 2006 the Registrant increased the annual salary by 25% to $ 180,000.

The employment of James Smith was terminated effective June 25, 2007 at which time his employment agreement date June 1, 2004 was cancelled for cause.

On June 25, 2007 David Levy and Richard Dea agreed to cancel their employment agreements with the Registrant and to waive their rights to accrued compensation under their agreements dated June 1, 2004 and October 1, 2005 that was not compensated by the issuance of stock. On August 1, 2007 new employment contracts were issued effective October 1, 2007 for both David Levy and Richard Dea. Under the terms of the contracts each party will receive a base compensation of $ 300,000 and $ 240,000 per annum respectively plus annual bonuses at the discretion of the board of directors plus car allowances and employee benefits.

On September 18, 2007 the Company entered into an employment agreement with Sidney (Trip) Camper III effective October 1,2007.  Under the terms of the agreement  Mr. Camper will receive a salary of $ 300,000 per annum plus bonuses at the discretion of the board of directors plus employee benefits and monthly car allowance.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant’s common stock as of December 31, 2007 (71,235,232 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	David F. Levy (2) 238 N.W, 1st Avenue Delray, FL 33444	13,571,527	19.1%
Common Stock	Philip Loh 4161 Ingot Street Fremont, CA 94538	1,650,000	2.3%
Common Stock	Richard Dea 238 N.W. 1st Avenue Delray, FL 33444	2,405,000	3.4%
Common Stock	Sidney Camper III(3) 238 N.W. 1st Avenue Delray, FL 33444	9,760,764	13.7%
Common Stock	Lino Morris 238 N.W. 1st Avenue Delray, FL 33444	1,500,000	2.1%
Common Stock	Rodney Mikesell 238 N.W. 1st Avenue Delray , Fl 33444	--	0.0%
Common Stock	James Smith 238 N.W. 1st Avenue Delray. FL 33444	6,940,675	9.7%
Common Stock	All Directors and Executive Officers as a Group ( 7 persons)	35,827,948	50.3%

(1)

None of these security holders has the right to acquire any amount of the shares within sixty days from options,                                                   warrants, rights, conversion privilege, or similar obligations

(2)

Includes shares held by Mr. Levy both directly and indirectly

(3)

Mr. Camper III is the managing director and shareholder of Good Deal, LLC and holds his shares indirectly through his holdings of Good Deal , LLC

Securities Authorized for Issuance under Equity Compensation Plans.

The Registrant has adopted two equity compensation plans (neither of which has been approved by the company’s shareholders):

(a)

Non-Employee Directors and Consultants Retainer Stock Plan.

On August 23, 2004, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan.  The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company’s shareholders, by paying their retainer or fees in the form of shares of common stock.  A total of 20,000,000 shares of common stock have been registered under this plan as a result of a Form S-8 filed with the SEC on September 16, 2004.  Through September 30, 2007, the Registrant had issued 1,010,000 shares of common stock under this plan.

(b)

Stock Incentive Plan.

On August 23, 2004, the Registrant adopted a Stock Incentive Plan.  This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees.  A total of 10,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 16, 2004.  Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.  Through September 30, 2007, the Registrant had not granted any options under this plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation Plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,010,000 656,000	$ 0.12 $ 0.10	Director’s and Consultant’s Plan: 15,449,000; Incentive Plan: 9,344,000
Total	1,010,000 656,000	$ 0.132 $ 0.10	Director’s and Consultant’s Plan: 15,449,000; Incentive Plan: 9,334,000

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

(b)

Effective August 1, 2007, the Registrant leased office space for $6,500 per month under a three year, five month lease from a relative of one of the officers and directors. Prior to the lease the Registrant was on a month to month lease for the office.

(c)

On August 3, 2007, the Registrant and its wholly-owned subsidiary, InZon Holdco, Inc.  , entered into a Plan and Agreement of Reorganization with the shareholder of Vericash, a Florida corporation. Mr. Morris is the sole shareholder and officer of Vericash.  Under the terms of the agreement the Registrant issued 1,500,000 restricted shares of common stock for the outstanding stock of Vericash plus will issue an additional 3,500,000 shares of restricted common stock over the period of two years.

(c)

On September 17, 2007, the Registrant entered into a written agreement  with Good Deal, LLC and InZon Wireless, Inc., a wholly-owned subsidiary of the Registrant. Under the terms of the agreement the Registrant at closing after September 1, 2007,  issued 19,521,527 restricted shares of the Registrant’s common stock for the transfer to InZon Wireless, Inc. for 2,500 shares, which represents fifty percent of South Pacific Management Holdings Limited , a British Virgin Islands company created to hold a communication license. Mr. Camper is a shareholder of Good Deal, LLC.

  (d)      On August 8, 2007 the Company entered into a release agreement with a creditor under which the creditor release the Company of its note payable due to the creditor. The Company’s obligation to the creditor was satisfied through shares of the Company pledged against the note by guarantors including David Levy Chairman and Director of the Registrant. Under the terms of the agreement an unrelated third party paid the creditor $ 160,000 and retained the collateral, part of which consisted of 7,223,406 of restricted common shares of Company stock held in Mr. Levy’s name and pledged against the note. The collateral owners, including Mr. Levy, released the Company of all obligations resulting from this transaction.

ITEM 13.

EXHIBITS.

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by De Joya Griffith & Company, LLC for the audit of the Registrant’s annual financial statements  and 10-KSB:  2007 $23,000 and 2006 $ 20,000

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by De Joya Griffith, LLC that are reasonably related to the performance of the audit or review of the Registrant’s financial statements and are not reported under Audit Fees above: 2007 $12,000 and 2006 $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by De Joya Griffith, LLC for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by De Joya Griffith, LLC, other than the services reported above: $0.

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

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sidney Camper III (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea (filed herewith).

32	Section 1350 Certification of Sidney Camper III and Richard Dea (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InZon Corporation.

Dated: January 15, 2007	By:	/s/ Sidney Camper III
Sidney Camper III, Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ David F. Levy David F. Levy	Chairman, /Director	January 15, 2008
/s/ Sidney Camper III Sidney Camper III	Chief Executive Officer/Director	January 15. 2008
/s/ Philip Loh Philip Loh	Secretary/Director	January 15, 2008
/s/ Richard Dea Richard Dea	CFO (Principal Financial and Accounting officer)/ Director	January 15, 2008

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, Nevada 89052

702.563.1600 Office/702.920.8049 Facsimile

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inzon Corporation

Delray Beach, Florida

We have audited the accompanying consolidated balance sheet of Inzon Corporation and its subsidiaries as of September 30, 2007, and the consolidated statement of operations, stockholders’ deficit and cash flows for September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inzon Corporation and its subsidiaries as of September 30,2007, and the results of its operations and cash flows as on September 30, 2007 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has an accumulated deficit and incurred continuing net losses from operations which all raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
Henderson NV
December 29, 2007

INZON CORPORATION.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS

Current Assets:
Cash in bank	$16,301
Accounts receivable-less doubtful accounts	21,552
Total Current Assets	37,853
Fixed Assets
Furniture and fixtures- net of depreciation $ 33,473	8,728
Transmission equipment-net of depreciation $ 124,091	202,059
Application software- net of amortization $555,310	541,000
Total fixed assets	751,787
Other Assets
Trademarks	20,000
Deferred expense	29,017
Total Assets	$838,657
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 296,083
Notes payable-including accrued interest of $20,608	204,096
Accrued liabilities	1,340,518
Deposit for warrant subscription	200,000
Equipment loan-including accrued interest of $ 10,201	141,113
Accrued payroll	479,537
Accrued payroll taxes	100,404
Total Current Liabilities	2,761,751
Total Liabilities	$2,761,751
Stockholders’ Deficit
Common stock, $0.001 par value:
500,000,000 shares authorized,
51,713,705 shares issued and
outstanding	51,713
Additional paid-in capital	4,298,639
Prepaid expenses paid with common stock	(238,333)
Stock payable	3,500
Accumulated deficit	(6,038,613)
Total stockholders’ deficit	(1,923,094)
Total liabilities and stockholders’ deficit	$838,657

The notes are an integral part of the consolidated financial statements

INZON CORPORATION.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30,
	2007		2006
Income from operations		$179,800		$5,441,330
Cost of goods sold		--		5,429,044
Gross profit		179,800		12,286
General and administrative expenses		2,035,840		1,956,920
Depreciation and amortization		395,306		348,253
Loss from operations		(2,251,346)		(2,292,887)
Other income(expense)
Interest expense		(73,163)		(51,262)
Other income		15,000		--
Other expense		(11,052)		(43,129)
Gain(loss) on debt settlement		63,896		--
Total other income(expense)		(5,319)		(94,391)
Income tax		--		--
Net loss	$	(2,256,665)	$	(2,387,278)
Loss per common share		$(0.06)		$(0.07)
Basic and fully diluted weighted average of common shares outstanding		39,932,018		34,287,903

The notes are an integral part of the consolidated financial statements

INZON CORPORATION

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Common Stock		Additional	Prepaid Expense Paid with	Stock		Accumulated Stockholders’
	Shares	Amount	Paid-In Capital	Common Stock	Payable		(Deficit)	Deficit
Balance
September 30, 2005	32,549,150	32,549	$1,136,626	--	--		$(1,394,670)	$(225,495)

Stock issued for
Convertible Debt	1,750,000	1,750	498,250	--	--		--	500,000

Stock issued for
Debt satisfaction	350,000	350	262,150	--	--		--	262,500

Stock issued for
Services	1,205,000	1,205	259,495	--	--		--	260,700

Net loss	--	--	--	--	--	$	(2,387,278)	$(2,387,278)
Balance
September 30, 2006	35,854,150	35,854	$2,156,521	--	--		$(3,781,948)	$(1,589,573)

Stock issued for
services	14,359,555	14,359	1,855,348	(238,333)	--		--	1,631,374

Stock issued for
acquisitions	1,500,000	1,500	111,760	--	3,500		--	116,760

Investment in
Subsidiary.	--	--	10	--	--		--	10

Reclassify debt
payment	--	--	15,000	--	--		--	15,000

Debt forgiveness	--	--	160,000	--	--		--	160,000
Net loss	--	--	--	--	--		(2,256.665)	(2,256,665)
Balance
September 30, 2007	51,713,705	$ 51,713	$4,298,639	(238,333)	$ 3,500		$(6,038,613)	$(1,923,094)

The notes are an integral part of the consolidated financial statements

INZON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30,
	2007		2006
Cash flows used for operating activities:
Net loss	$(2,256,665)	$	(2,387,278)
Adjustments to reconcile net loss
to net cash flows used in operating activities:
Depreciation and amortization	395,306		348,253
Stock issued for services	1,631,374		260,700
Changes in operating assets and liabilities
Accounts receivable	(4,502)		97,451
Deposit on warrant subscription	200,000		--
Deferred expenses	--		37,323
Carrier deposits	(13,345)		13,345
Accounts payable	110,399		1,173,194
Accrued employment expense-related parties	(360,979)		225,850
Accrued expenses	143,896		123,973
Accrued interest	4,904		9,571
Capital leases	--		(29,357)
Net cash flows used for
operating activities	(149,612)		(126,975)

Cash flows used in investing activities:
Equipment purchase	--		(76,000)
Net cash flows used in investing activities	--		(76,000)

Cash flows used for financing activities:
Notes payable	(14,304)		--
Common stock issued for debt	175,000		--
Net cash flows provided by financing activities	160,696		--

Net change in cash and cash equivalents	11,084		(202,975)

Cash and cash equivalents, beginning of year	5,217		208,192

Cash and cash equivalents, end of year	$16,301		$5,217

The notes are an integral part to the consolidated financial statements

Supplemental Disclosure of Cash Flow Information:	2007	2006
Interest paid in cash	--	--
Income tax paid
Nonmonetary transactions:
Stock issued for services 916,665 shares
at $0.26 per share	$$238,333
Fixed assets acquired under the acquisition	116,760
Agreement for stock
Stock issued for acquisition of fixed assets	(116,760)
1,205,000 at $0.15 to $0.50 in 2006		$260,700
Stock issued for debt conversion of
debenture 1,750,000 shares at $0.2857 in 2006	--	500,000
Stock issued for debt 350,000 shares
at $0.75 per share in 2006	--	262,500

The notes are an integral part of the financial statements

INZON CORPORATION

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007 AND 2006

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

On August 23, 2005, the Company’s Media division acquired the digital distribution and media broadcast software applications, existing revenue contracts and all associated intellectual property assets of SAE Group, a private digital media company. The acquired assets include SAE Group's software distribution rights, revenue streams from existing license and maintenance contracts, and all intellectual property, trademark and capital equipment. (See NOTE: 6-Related parties)

On June 28, 2007 the Company formed three new subsidiaries; Inzon Wireless, Inc,  Inzon Communications, Inc. and  Inzon Holdco, Inc. During the period ending September 30, 2007 InZon Holdco, Inc was the only subsidiary to complete any transactions.

On August 3, 2007, the Company and its wholly-owned subsidiary, InZon Holdco, Inc., a Nevada corporation, entered into a Plan and Agreement of Reorganization with the shareholder of Vericash, Inc., a Florida corporation.  Per the terms of the Agreement, Vericash, Inc. was merged with and into InZon Holdco, Inc, and the Company issued 1,500,000 restricted shares of its common stock, par value $0.001 per share to the VCI Stockholder. InZon Holdco, Inc. changed its name to Vericash, Ltd.  The Company will issue an additional 3,500,000 shares of restricted common stock over the next two years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

NOTE 4 - GOING CONCERN

As shown in the accompanying balance sheet, the Company has an accumulated deficit of $6,038,613 at September 30, 2007.  The Company has incurred continuing net losses from operations.  This raises substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s ability to generate sufficient revenues.  The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 5 -  STOCK  ISSUED

During the fiscal year ending September 30, 2006 the Company issued 1,205,000 shares of common stock for services totaling $ 260,700.

On October 5, 2006 the Company issued 992,000 shares of the Company’s common stock to nine individuals for services with a value of $ 95,600.

On April 24, 2007 the Company issued 1,000,000 shares of common stock to one individual for services with a value of $ 150,000.

On July 16, 2007, the Company issued 3,990,000 restricted shares of the Company’s common stock to seven individuals for services with a total value of $ 478,800.

On July 16, 2007, the Company issued 7,377,555 of restricted common stock to two current officers and directors for a total value of $ 885,307 of which 5,141,909 shares were for the outstanding consulting payables for a value of $ 617,029 and 3,235,646 shares were for services with a value of $ 268,278. (see Note: 6-Related parties)

On August 3, 2007, the Company issued 1,500,000 shares of Company restricted common stock with a total value of $ 35,028 to the VCI Stockholder for the acquisition of Vericash, Inc.

On September 9, 2007 the Company issued 1,000,000 shares of the Company’s restricted common stock to one entity for services with a total value of $ 260,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

On July 16, 2007, the Company issued 7,377,555 of common stock to two current officers and directors for a total value of $ 885,307 of which 5,141,909 shares were for outstanding consulting payables with a value of $ 617,029 and 3,235,646 shares were for services with a value of $ 268,278.

On June 25, 2007 David Levy and Richard Dea agreed to cancel their employment agreements with the Registrant and to waive their rights to accrued compensation under their agreements dated June 1, 2004 and October 1, 2005 that was not compensated by the issuance of stock to them on July 16, 2007. On August 1, 2007 new employment contracts were issued effective October 1, 2007 for both David Levy and Richard Dea. Under the terms of the contracts each party will receive a base compensation of $ 300,000 and $ 240,000 per annum respectively plus annual bonuses at the discretion of the board of directors and car allowances and employee benefits in addition to their salaries and bonuses.

On September 18, 2007 the Company entered into an employment agreement with Sidney Camper III effective October 1,2007.  Under the terms of the agreement  Mr. Camper will receive a salary of $ 300,000 per annum plus bonuses at the discretion of the board of directors plus employee benefits and monthly car allowance.

The Company rents office space on a 41 month  lease that commenced August 1, 2007 at the rate of $ 6,500 per month. The office space is owned by a related party  of one of the officers and directors.

NOTE 7 - SOFTWARE, PROPERTY AND EQUIPMENT

Software, property and equipment at September 30,2007 consisted of the following:

Software	$1,096,310
Transmission equipment	326,150
Furniture and fixtures	42,201
Total	1,464,661
Less: accumulated depreciation and amortization	$712,874
Net of depreciation	$751,787

NOTE 8 - INCOME TAXES

At September 30, 2007 and 2006, the Company had a federal operating loss carryforward of approximately $3,384,600 and $2,380,600, respectively, which expires in 2025.

The provision for income taxes consisted of the following components for the years ended September 30:

	2007	2006
Current:
Federal	--	--
State	--	--
Deferred:	--	--
	--	--

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$1,184,614	$833,219
Stock-based compensation	438,437	--
Total deferred tax assets	1,623,051	833,219
Less: Valuation Allowance	(1,623,051)	(833,219)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of September 30, 2007 and 2006 was $1,623,015 and $833,219, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2007 and 2006 and, accordingly, recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at September 30:

	2007	2006
Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(5.5)%	(5.5)%
Change in valuation allowance	40.5%	40.5%

Effective tax rate	0.0%	0.0%

NOTE 9 – EQUIPMENT LOAN AND NOTES PAYABLE

The Company acquired its initial telecom equipment (EPL) under a long term loan from a director.  The original amount of the purchase of the equipment was $ 177,000.  The terms of the note are for payments over 54 months with an interest rate of 7.9%. The note  is not current. The principal balance of the loan as of September 30, 2007 is $130,912 plus accrued interest of $ 10,201.

On August 8, 2007 the Company entered into a release agreement with a creditor under which the creditor release the Company of its note payable due to the creditor. The Company’s obligation to the creditor was satisfied through shares of the Company pledged against the note by guarantors including an officer and director of the Company.  Under the terms of the agreement an unrelated third party paid the creditor $ 160,000 and retained the collateral consisting of 8,000,000 restricted common shares of Company stock held in the names of the guarantors and pledged against the note by the Company’s officer and director and another individual. The collateral owners released the Company of all obligations resulting from this transaction.

The following short term notes remain open as of  September 30, 2007

Payee	Interest rate	Maturity Date	Principal Amount
Stout Advisors, Inc	10%	On Demand	$28,785
Mosaic Composite	10%	On Demand	17,203
Deal Flow, Inc	10%	January 1, 2008	12,500
Birchstreet Enterprises, Inc	10%	January 1, 2008	7,500
Stout Advisors, Inc	10%	January 1, 2008	2,500
Stout Advisors, Inc	10%	January 1, 2008	15,000
Stout Advisors, Inc	8%	October, 1 2007	60,000
Paul Price	8%	October 1, 2007	40,000
Accrued Interest			20,608
Total			$204,096

NOTE 10 - CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on two customer. Of the company’s sales of $179,800, two customers were the source of 100 % of the total revenue. The loss of these customers could have an adverse affect on the Company’s revenues.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

On August 3, 2007 the Company through its subsidiary InZon Holdco, Inc acquired all the outstanding stock of Vericash, Inc. Under the terms of the agreement the Company issued on the date of the agreement 1,500,000 shares of restricted common stock with a value of $ 38,920. An additional 3,500,000 shares of restricted stock with a value of $ 77,840 for a total of 5,000,000 shares for a total value of $ 117,760 are to be issued as follow:

Receipt of Equipment	1,000,000
February 4, 2008	500,000
August 4, 2008	500,000
February 3, 2009	500,000
August 3, 2009	500,000
February 3, 2010	500,000
Total additional shares	3,500,000

The remaining 3,500,000 shares to be issued has been recorded as a stock payable in the accompanying balance sheet as of September 30, 2007.  The acquisition of Vericash, Inc. consisted of telecommunication equipment valued at $116,760 which there was no associated liabilities.

The Company is party to three legal actions as set forth below.  The Company believes it has adequately accounted for the potential liabilities which may result from these legal actions.

On November 8, 2006, in civil proceedings styled Ipex, Inc. v. InZon Corporation, as Case Number GIC864677, in the Superior Court of San Diego County, California, an uncontested judgment including attorneys’ fees and court costs, in the original amount of $559,166.00, was entered against the Company. To date, the judgment holder has not taken any action to enforce the judgment against the Company or it assets;

The Company is a defendant in civil proceedings initiated during the fiscal year ending September 30, 2007, styled Verisign, Inc. v. Inzon Corporation, as Case Number 50 2007 CA 019126XXXXMBAO, in the Circuit Court of the Fifteenth Judicial District, Palm Beach County, Florida. The Company has negotiated a settlement of all claims of the plaintiff for $14,000, payable in 14 monthly installments commencing February 15, 2008; and

The Company is a defendant in civil proceedings initiated during the fiscal year ending September 30, 2007, styled Starvox Communications, Inc. v. Inzon Corporation, as Case Number 50 2007 CA 9642XXXXMB, in the Circuit Court of the Fifteenth Judicial District, Palm Beach County, Florida, in which the plaintiff seeks to recover $149,263 plus attorneys’ fees and costs under a written contract between the parties for the purchase and sale of telecommunication services. The Company through outside counsel has moved the Court for dismissal based on mandatory arbitration and State of New York venue and jurisdictional provisions in the underlying contract. The likely outcome of such litigation is presently unknown, as the plaintiff may be unable to establish that the Company is subject to the jurisdiction of the courts of the State of New York.

NOTE 12 - DEPOSIT ON WARRANT SUBSCRIPTION

On August 7, 2007 the Company issued a warrant subscription agreement to an unrelated party to purchase common stock in the Company valued at $ 750,000.  Under the terms of the agreement the warrant holder has a right to purchase 500,000 shares at fifty cents per share and 500,000 shares at one dollar per share. The warrant is non dilutive and is exercisable at any time up to twenty four months from the date of the agreement. As of September 30, 2007, the Company received a total of $200,000 and has reflected this amount as a deposit on the accompanying balance sheet.

NOTE 13 - PREPAID EXPENSES PAID IN COMMON STOCK

On September 9, 2007 the Company signed a one year financial and public relations consulting agreement with a non related party. Under the terms of the agreement the party received 1,000,000 shares of the Company’s common stock valued at $ 260,000. As the cost of the contract is expensed over a twelve month period the Company is carrying a prepaid of $ 238,333 on the balance sheet for the 11 months remaining on the contract.

NOTE 14 - LEASE AGREEMENT

On August 1, 2007 the Company entered into a Commercial Lease Agreement, with SAE Group, Inc, the landlord, for 5,000 square feet of office space located in Delray Beach, Florida.   The lease is effective August 1, 2007, and has a 41 months term, expiring on December 31, 2010.  Under the lease the base rent is $6,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period and each twelve months period thereafter by three percent. In addition, the Company is required to carry liability insurance in the amount of $1 million.  The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of September 30, 2007:

Fiscal Year
2008	$78,195
2009	80,541
2010	82,959
2011	21,309
Total	$263,004

NOTE 15 - SUBSEQUENT EVENTS

On September 10, 2007, the Company entered into a written agreement with Good Deal, LLC and InZon Wireless, Inc., a wholly-owned subsidiary of the Registrant. Under the terms of the agreement, as amended on September 28, 2007, the closing is to be held after September 30, 2007. At closing the Company issued 19,521,527 restricted shares of the Company’s common stock for the transfer to IZON Wireless, Inc. of 2,500 shares of South Pacific Management Holdings Limited, a British Virgin Islands company representing fifty percent (50%) of the total issued and outstanding capital shares of South Pacific Management Holdings Limited. Per the agreement the Company issued 9,760,764 and retained 9,760,763 shares to be released subject to further due diligence. South Pacific Management Holdings Limited was formed to hold communication licenses in certain Pacific Ocean island areas that are available for development.