Form 10QSB
period 2007-12-31
InZon CORP
filed 2008-02-19
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

INZON CORPORATION
(Exact name of registrant as specified in charter)

Nevada	0-17345	41-1578316
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

238 Northeast 1st Avenue, Delray Beach, Florida 33444
(Address of principal executive offices)

(561) 279-8200
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act).   Yes ☐   No ☒

As of February 18, 2008, the Registrant had 72,735,232 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

INZON CORPORATION

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

(Unaudited)

ASSETS

Current Assets
Cash in bank	$9,625
Accounts receivable	14,351
Total current assets	23,976
Fixed Assets
Furniture & fixtures -net of depreciation of $ 35,615	6,586
Transmission equipment-net of depreciation of $ 140,678	185,472
Software –net of amortization of $ 611,251	485,059
Total fixed assets	677,117
Other Assets
Trademarks	20,000
Total other assets	20,000
Total assets	721,093
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Notes payable and equipment loan including interest of $37,432	351,832
Accounts payable	1,651,559
Accrued payroll and payroll taxes	608,691
Accrued expenses-related parties	25,350
Warrant deposit	200,000
Employee consulting payable-related parties	210,000
Total current liabilities	3,047,432
Total liabilities	3,047,432
Stockholders’ Deficit
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 61,474,469 shares	61,474
Additional paid-in capital	6,338,639
Stock payable	3,500
Prepaid expense paid with stock	(173,333)
Retained deficit	(8,556,619)
Total stockholders’ deficit	(2,326,339)
Total liabilities and stockholders’ deficit	$721,093

The accompanying notes are an integral part to financial statements

INZON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Sales	$21,600	$33,800
Selling, General, and Administrative Expenses	379,534	373,370
Depreciation and Amortization	103,688	97,851
Total Expense	483,222	471,221
Net operating loss	(461,622)	(437,421)
Other income(expense)	-	-
Interest expense	(6,623)	(3,901)
Impairment loss	(2,049,761)	-
Net other income(expense)	(2,056,384)	(3,901)
Net loss	$(2,518,006)	$(441,322)
Net Loss per share	$(0.04)	$(0.01)
Weighted Average Number of Common Shares
Used to Compute Net Income (Loss) per
Weighted Average Share	61,358,374	36,791,645

The accompanying notes are an integral part to financial statements

INZON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Cash flows from operating activities
Net profit (loss)	$(2,518,006)	$(441,322)
Adjustments to reconcile net profits (loss)
to net cash provided (used) in operating activities:
Depreciation and amortization	103,688	97,851
Stock for expense	65,000	99,200
Impairment loss	2,049,761	-
Changes in current accounts
Accounts receivable	7,201	11,500
Accounts payable	14,957	7,281
Accrued payroll	28,750	-
Accrued interest	6,623	-
Employment contracts- related parties	210,000	167,550
Accrued expenses-related parties	25,350	62,697
Advances	-	(6,200)
Net cash provided (used) In operating activities	(6,676)	(1,443)
Cash flow from investing activities
Net cash used by investing activities	-	-
Cash flows from financing activities
Net cash provided (used) by financing activities	-	-
Increase (decrease) in cash and cash equivalents	(6,676)	(1,443)
Cash and cash equivalents at beginning of period	16,301	5,217
Cash and cash equivalents at end of period	$9,625	$3,774
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Noncash Investing and Financing Activities
992,000 Shares @ $0.01 for service	$-	$99,200

The accompanying notes are an integral part to the financial statements

INZON CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.

 BASIS OF PRESENTATION

The condensed balance sheet of InZon Corporation, a Nevada corporation (“Company”), as of December 31, 2007 (unaudited) and the related statements of operations and cash flows for the three months ended December 31, 2007 and 2006 (unaudited) are enclosed.  In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of normal recurring items.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2007

Interim Financial Statements.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008.  The accompanying financial statements should be read in conjunction with the notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007

NOTE 2.

CRITICAL ACCOUNTING POLICIES

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

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.”  SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted.  Effective January 1, 1998, the Company adopted SFAS No. 128.  Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the fully diluted losses per share for the first quarters of fiscal years 2007 and 2006 were antidilutive, basic and diluted losses per share are the same.  Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value re measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

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

NOTE 4.

GOING CONCERN CONSIDERATIONS

As of December 31, 2007, the Company reported an accumulated deficit of $8,556,619.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to operate profitably as well as the ability to raise additional capital.  Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed.  As of December 31, 2007, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5.

RELATED PARTY TRANSACTIONS

Two officers and directors have previously entered into employment agreements with InZon.  Each of these agreements is for a term of five years from June 1, 2004.  Under these agreements, these individuals will be paid an annual salary of $240,000 and $180,000, respectively.  Also, these individuals will be entitled to a bonus annually equal to no less than 1.5% percent of the net profits of the Company (net profits being defined according to Generally Accepted Accounting Principles); each may elect to take this bonus in any combination of cash and stock.  In addition, each employee will be entitled to certain other medical, dental, and insurance benefits.

One of the officers and directors of the company entered into an employment agreement dated October 1, 2005 for a term of 5 years with InZon.  Under this agreement this individual will be paid a salary of $ 144,000 per year.  In addition the individual will be entitled to certain medical, dental and insurance benefits.

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

On September 18, 2007 the Company entered into an employment agreement with Sidney Camper III effective October 1, 2007.  Under the terms of the agreement Mr. Camper will receive a salary of $ 300,000 per annum plus bonuses at the discretion of the board of directors plus employee benefits and monthly car allowance.

The Company rents office space on a 41 month lease that commenced August 1, 2007 at the rate of $ 6,500 per month. The office space is owned by a related party of one of the officers and directors.

NOTE 6.

CHANGES IN EQUITY

On September 9, 2007 the Company signed a one year financial and public relations consulting agreement with a non related party. Under the terms of the agreement the party received 1,000,000 shares of the Company’s common stock valued at $ 260,000. As the cost of the contract is expensed over a twelve month period the Company is carrying a prepaid of $ 173,668 on the balance sheet for the 8 months remaining on the contract.

On September 10, 2007, the Company entered into a written agreement with Good Deal, LLC and InZon Wireless, Inc., a wholly-owned subsidiary of the Registrant. Under the terms of the agreement, as amended on September 28, 2007, the closing is to be held after September 30, 2007. As of September 24, the Company. At closing the Company issued 19,521,527 restricted shares of the Company’s common stock for the transfer to IZON Wireless, Inc. of 2,500 shares of South Pacific Management Holdings Limited, a British Virgin Islands company representing fifty percent (50%) of the total issued and outstanding capital shares of South Pacific Management Holdings Limited: the closing of the agreement took place on October 1, 2007 Per the agreement the Company was required to issued 9,760,764 at the time of closing and retained 9,760,763 shares to be released subject to further due diligence. Per the agreement the retained shares were held by the Company until the Company could determine that SPMH indirectly held a commercially viable communication license. This determination needed to occur no later than December 31, 2007.  The Company determined the licenses was not commercially viable so the 9,760,763 shares retained were cancelled by board resolution on December 31, 2007.  As the license was not commercially viable, the Company elected to impair the total amount of the transaction with a net value of $ 2,049,761. (see Note 13: Impairment Loss)

NOTE 7.

CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on two customers. The loss of either of these customers could have an adverse affect on the Company’s business.

NOTE 8.

LEASE AGREEMENT

On August 1, 2007 the Company entered into a Commercial Lease Agreement, with SAE Group, Inc, the landlord, for 5,000 square feet of office space located in Delray Beach, Florida.   The lease is effective August 1, 2007, and has a 41 months term, expiring on December 31, 2010.  Under the lease the base rent is $6,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period and each twelve months period thereafter by three percent. In addition, the Company is required to carry liability insurance in the amount of $1 million.  The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2007:

Fiscal Year
2008	$58,695
2009	80,541
2010	82,959
2011	21,309
Total	$243, 504

NOTE 9.

SOFTWARE, PROPERTY AND EQUIPMENT

Software, property and equipment at December 31, 2007 consisted of the following:

Software	$1,096,310
Transmission equipment	326,150
Furniture and fixtures	42,201
Total	1,464,661
Less: accumulated depreciation and amortization	$787,544
Net of depreciation	$677,117

NOTE 10.

INCOME TAXES

At December 31, 2007 and 2006, the Company had a federal operating loss carryforward of approximately $ 5,902,606 and $ 2,722,722 respectively, which expires in 2027

NOTE 11.

NOTES PAYABLE

The following notes remain open as of December 31, 2007

Payee	Interest rate	Maturity Date	Principal Amount
Stout Advisors, Inc	10%	On Demand	$28,785
Mosaic Composite	10%	On Demand	17,203
Deal Flow, Inc	10%	January 1, 2008	12,500
Birchstreet Enterprises, Inc	10%	January 1, 2008	7,500
Stout Advisors, Inc	10%	January 1, 2008	2,500
Stout Advisors, Inc	10%	January 1, 2008	15,000
Stout Advisors, Inc	8%	October, 1 2007	60,000
Paul Price	8%	October 1, 2007	40,000
EPL	7.9%	September 1, 2009	130,912
Accrued Interest			37,432
Total Notes payable including interest			$351,832

NOTE 12.

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

NOTE 13.

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

NOTE 14.

PREPAID EXPENSES PAID IN COMMON STOCK

On September 9, 2007 the Company signed a one year financial and public relations consulting agreement with a non related party. Under the terms of the agreement the party received 1,000,000 shares of the Company’s common stock valued at $ 260,000. As the cost of the contract is expensed over a twelve month period the Company is carrying a prepaid of $ 173,333 on the balance sheet for the 8 months remaining on the contract.

NOTE 15.

IMPAIRMENT LOSS

On October 1, 2007, InZon Wireless, Inc., a wholly-owned subsidiary of the Company acquired 50% of South Pacific Management Holdings Limited, (SPMH) a British Virgin Islands company. SPMH has an interest in a provisional communication license in the South Pacific. The Company issued 19,521,527 restricted shares of the Company’s common stock of which the Company was required to issued 9,760,764 at the time of closing and retained 9,760,763 shares to be released subject to further due diligence. The Company determined the license was not commercially viable so the 9,760,763 retained shares were cancelled and the Company elected to impair the $ 2,049,761 value of the transaction.

NOTE 16.

SUBSEQUENT EVENTS

On February 5, 2008 the Company signed a letter of intent to acquire a private Florida corporation that operates as a licensed Competitive Local Exchange Carrier. Under the terms of the letter and subject to a definitive agreement, the Company will acquire all the outstanding shares of the Company.

On February 6, 2008 the Company signed an indemnification agreement with one of the officers and directors of the Company.  The agreement indemnifies the officer from any actions by a lender in which the officers has guaranteed $ 1,500,000 of Company debt. As compensation for the issuance of the guarantee, the Company issued 10,000,000 shares of restricted common stock to the officer.

On February 12, 2008 the Company issued 1,500,000 shares of common stock per the Agreement and Plan of Reorganization dated August 3, 2007. (see Note 10: Commitments and Contingencies)

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On August 3, 2007, the Registrant and its wholly-owned subsidiary, InZon Holdco, Inc., a Nevada corporation, entered into a Plan and Agreement of Reorganization with Mr. Lino G. Morris, the sole shareholder of Vericash, a Florida corporation.  Under the terms of the Agreement, Vericash was merged with and into InZon Holdco, Inc, the Registrant issued 1,500,000 restricted shares of its common stock, par value $0.001 per share to the VCI Stockholder, and InZon Holdco, Inc changed its name to Vericash Ltd. The Registrant will issue an additional 3,500,000 shares of its common stock over the next two years as part of this transaction.

On September 17, 2007, the Registrant entered into a written agreement with Good Deal, LLC and InZon Wireless, Inc., a wholly-owned subsidiary of the Registrant. Under the terms of the agreement the Registrant, at closing on October 1, 2007, issued 19,521,527 restricted shares of the Registrant’s common stock for the transfer to InZon Wireless, Inc. 2,500 shares of South Pacific Management Holdings Limited, a British Virgin Islands company, which represents fifty percent (50%) of the total issued and outstanding capital shares of South Pacific Holdings Limited. Per the agreement 9,760,764 of the shares issued by the Registrant were delivered. The Company had till December 31, 2007 to determine the commercial viability of the commercial license held via SPMH. South Pacific Management Holdings Limited was formed to hold communication licenses in certain Pacific Ocean island areas that are available for development. The company determined the license was not commercially viable so the Company cancelled the retained shares. Due to the lack of commercial viability of the license, the Company impaired the value of the total transaction showing a total impairment loss of $ 2,049,761.

Results of Operations.

(a)

Revenues and Gross Margin Loss.

The Registrant reported $ 21,600 in revenues for three months ended December 31, 2007 compared to $33,800 for the comparable period ending December 31, 2006. The revenue is from software maintenance contracts.

(b)

General, and Administrative Expenses.

General and administrative expenses of $379,534 were incurred in the three months period ended December 31, 2007 compared to $ 373,370 for the same period ended December 31, 2006. The variance  was insignificant to the operations.

(c)

Depreciation and Amortization.

Depreciation and amortization for the three months ended December 31, 2007 was $103,688 compared to $ 97,851 in the three months ended December 31, 2006.  Depreciation is attributable to additional capital equipment acquired through the acquisition of Vericash, Inc.

(d)

Interest Expense.

The Registrant incurred interest charges (net of interest income) of $6,623 in the three months period ended December 31, 2007, compared with $ 3,901 for the same period ending December 31, 2006. The interest expense increase was attributed to additional debt incurred in the past 12 months.

(e)

Impairment Loss

The Company through its subsidiary InZon Wireless, Inc acquired a 50% interest in South Pacific Management Holdings, Ltd. by issuance of 19,521,527 shares. As per the agreement at the date of closing, October 1, 2007, the Company was required to issue 9,760,764 shares and retain 9,760,763 shares to be released subject to further due diligence. The Company determined that the license was not commercially viable so the Company decided to cancel the retained shares. The Company was unable to determine the value of its investment so it has taken an impairment loss on the investment is of $ 2,049,761.

(f)

Income Tax Benefit.

At December 31, 2007, the Registrant had available net operating loss carryforwards of approximately $5.9 million that may provide future tax benefits expiring beginning in September 2026. Because of the uncertainty of future income, the net loss carryforward  has been reserved.

(g)

Net Loss.

The Registrant reported a net loss of $2,518,006 for the three months ended December 31, 2007 as compared to a net loss of $ 441,322 for the three months ended December 31, 2006.  The loss increase was due to the impairment cost of acquisition of $ 2,049,761.

Capital Expenditures.

The Registrant incurred no capital expenditures during the quarter ended December 31, 2007.

Operating Activities.

The net cash used by operating activities for the three months ended December 31, 2007 was $6,676 as compared to the net cash used of $ 1,443 in the three months ended December 31, 2006.

Investing Activities.

There was no cash used or provided by investing activities during the three months ended December 31, 2007 or 2006

Financing Activities.

There was no cash used or provided by financing activities for the three months ended December 31, 2007 and none for the same period ended December 31, 2006.

Liquidity and Capital Resources.

The Registrant currently has total current assets of $ 23,976 and total current liabilities of $ 3,047,432, resulting in a net working capital deficit of $ 3,023,456.  The Registrant will require additional working capital to continue as a going concern.

Risk Factors Connected with Plan of Operation.

(a)

Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited prior operations to date.  Since the Registrant’s principal activities to date have been limited to organizational activities, it has very little record of any revenue-producing operations.  Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans.  In addition, the Registrant has only limited assets.  As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level.  Accordingly, the Registrant’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Registrant has incurred a net loss of $2,518,006 for the three months ended December 31, 2007.  At December 31, 2007, the Registrant had an accumulated deficit of $ 8,556,619. This raises substantial doubt about the Registrant’s ability to continue as a going concern.

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

(c)

Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

In their report dated December 29, 2007, the Registrant’s independent auditor stated that the financial statements for the year ended September 30, 2007 were prepared assuming that the company would continue as a going concern.  The company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Registrant continues to experience net losses.  The company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the company’s securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(d)

Competition May Affect Operation of Company.

            The market in the VoIP industry is intensely competitive and the Registrant expects competition to continue to increase.  In addition some competitors in the Registrant’s market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does.  The Registrant also expects to face additional competition as other established and emerging companies enter the VoIP market.  To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction.  Such investment will increase the Registrant’s expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

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

(k)

Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

The Registrant’s officers and directors currently own approximately 58.3% of the outstanding shares of the Registrant’s common stock.  As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval.  In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant.  Investors will only have rights associated with stockholders to make decisions that affect the Registrant.  Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period ending December 31, 2007, the Registrant issued 9,760,764 net shares ($0.21per share) for an acquisition by Inzon Microwave, Inc., a subsidiary of the Registrant with a total value of $ 2,049,761.

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

InZon Corporation

Dated: February 19, 2008	By:	/s/ Sidney Camper III
Sidney Camper III
Chief Executive Officer

Dated: February 19, 2008	By:	Richard Dea
Richard Dea
Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sidney Camper III (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea (filed herewith).

32	Section 1350 Certification of Sidney Camper III and Richard Dea (filed herewith).