Form 10QSB
period 2008-03-31
InZon CORP
filed 2008-05-20
CIK 814183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

COMMISSION FILE NUMBER: 0-17345

———————

INZON CORPORATION

(Exact Name of Company as Specified in Its Charter)

———————

Nevada	41-1578316
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

238 Northeast 1st Avenue, Delray Beach, Florida 33444

(Address of Principal Executive Offices) (Zip Code)

(561) 279-8200

(Company’s Telephone Number)

N/A

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 20, 2008, the Company had 72,974,469 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PAGE

PART I: FINANCIAL INFORMATION

Item 1.

Financial Statements.

3

Consolidated Balance Sheet

3

Consolidated Statements Of Operations

4

Consolidated Statements Of Cash Flows

5

Notes To Consolidated Financial Statements

7

Item 2.

Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations.

14

Item 3.

Controls And Procedures.

21

PART II: OTHER INFORMATION

Item 1.

Legal Proceedings.

22

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

22

Item 3.

Defaults Upon Senior Securities.

22

Item 4.

Submission Of Matters To A Vote Of Security Holders.

22

Item 5.

Other

22

Item 6.

Exhibits

22

Signature

23

Exhibit Index

24

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

INZON CORPORATION

CONSOLIDATED BALANCE SHEET

MARCH 31, 2008

(Unaudited)

ASSETS

Current Assets
Accounts receivable-net of doubtful accounts of $96,187	$14,351
Total Current Assets	14,351
Fixed Assets
Equipment, software, furniture & fixtures- net of depreciation of $862,214	602,447
Total Fixed Assets	173,329

Trademarks	20,000

Total Assets	$636,798

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$13,837
Notes payable, including accrued interest of $28,684	212,172
Accounts payable	1,658,177
Accrued payroll and payroll taxes	637,441
Warrant deposit	200,000
Compensation payable-related parties	420,000
Accrued expenses-related parties	49,400
Equipment loan, including accrued interest of $15,372	146,284
Total Current Liabilities	3,337,311

Total Liabilities	3,337,311

Stockholders’ Deficit
Common stock, $0.001 par value; authorized 500,000,000 shares; issued and outstanding 72,974,469 shares	72,974
Additional paid-in capital	6,728,639
Stock payable	2,000
Prepaid expense paid with stock	(508,333)
Accumulated deficit	(8,995,793)

Total Stockholders’ Deficit	(2,700,513)

Total Liabilities and Stockholder Deficit	$636,798

The asccompanying notes are an integral part of the financial statements

INZON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Sales	$23,500	$92,600	$45,100	$126,400
Cost of Goods Sold	—	—	—	—
Gross Profit(Loss)	23,500	92,600	45,100	126,400

Selling, General, and Administrative Expenses	381,380	342,617	789,932	715,999
Depreciation and Amortization	74,670	97,851	149,340	195,702

Total expense	456,050	440,468	939,272	911,701

Net operating loss	(432,550)	(347,868)	(894,172)	(785,301)

Other income(expense)
Interest expense	(6,624)	(3,849)	(13,247)	(7,749)
Impairment loss	—	—	(2,049,761)	—

Net other income(expense)	(6,624)	(3,849)	(2,063,008)	(7,749)

Net loss	(439,174)	(351,717)	(2,957,180)	(793,050)

Net loss per share	$(0.0060)	$(0.0095)	$(0.0453)	$(0.0215)

Weighted Average Number of Common Shares Used to Compute Net Income (Loss) per

Weighted Average Share	67,442,730	36,846,150	65,217,808	36,818,897

The asccompanying notes are an integral part of the financial statements

INZON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(2,957,180)	$(793,050)
Adjustments to reconcile net profits (loss) to net cash used in operating activities:
Depreciation and amortization	149,340	195,702
Impairment loss	2,049,761	—
Stock for expenses	—	99,200
Changes in operating assets and liabilities
Accounts receivable	7,201	(64,700)
Prepaid expense	29,017	—
Accounts payable	21,576	94,920
Accrued employment expense-related parties	420,000	343,800
Accrued expense-related parties	49,400	—
Payroll and taxes	57,500	—
Prepaid expense paid by stock	130,000	—
Accrued interest	13,247	136,977
Net cash provided by (used in) operating activities	(30,138)	12,849

Cash flow from investing activities
Net cash used by investing activities	—	—

Cash flows from financing activities
Bank overdraft	13,837	—
Loan – payments	—	(18,000)
Net cash used in financing activities	13,837	(18,000)

Decrease in cash and cash equivalents	(16,301)	(5,151)

Cash and cash equivalents at beginning of period	16,301	5,218

Cash and cash Equivalents at End of Period	$—	$67

The asccompanying notes are an integral part of the financial statements

	Six Months Ended March 31,
	2008	2007
Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental information, nonmonetary transactions
Noncash investing and financing activities
10,000,000 shares @$0.04 per share for note guarantee	$400,000	—
992,000 shares @ $0.10 for expense	$—	$99,200

The asccompanying notes are an integral part of the financial statements

INZON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. – BASIS OF PRESENTATION

The consolidated balance sheet of InZon Corporation, a Nevada corporation (“Company”), as of March 31, 2008 (unaudited) and the related statements of operations and cash flows for the six months ended March 31, 2008 and 2007 (unaudited) are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consisted only of normal recurring items.

The consolidated financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company’s annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2007

Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim consolidated financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2008 The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007.

NOTE 2. – CRITICAL ACCOUNTING POLICIES

Use of Estimates.

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the interim consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, revenue recognition and allowances, accrued liabilities, deferred revenue, loss contingencies and accounting for income taxes. Actual results could differ from these estimates.

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

INZON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 2. – CRITICAL ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) per Share.

In February 1997, the FASB issued SFAS No. 128, “Earnings per Share.” SFAS No. 128 simplifies the standards for computing earnings per share (“EPS”) and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Effective January 1, 1998, the Company adopted SFAS No. 128. Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the fully diluted losses per share for the first quarters of fiscal years 2008 and 2007 were antidilutive, basic and diluted losses per share are the same. Accordingly, rights to purchase common issuable upon conversion of convertible debentures were not included in the calculation of diluted earnings per common share.

NOTE 3. – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At March 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

NOTE 4. – GOING CONCERN CONSIDERATIONS

As of March 31, 2008, the Company reported an accumulated deficit of $ 8,995,793. The Company’s ability to generate net income and positive cash flows is dependent on the ability to generate positive cash flow from operations, as well as the ability to raise additional capital. Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed. As of March 31, 2008, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 5. – RELATED PARTY TRANSACTIONS

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

INZON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 5. – RELATED PARTY TRANSACTIONS (CONTINUED)

On June 25, 2007 two officers agreed to cancel their employment agreements with the Registrant and to waive their rights to accrued compensation under their agreements dated June 1, 2004 and October 1, 2005 that was not compensated by the issuance of stock to them on July 16, 2007. On August 1, 2007 new employment contracts were issued effective October 1, 2007 for both officers. Under the terms of the contracts each party will receive a base compensation of $ 300,000 and $ 240,000 per annum respectively plus annual bonuses at the discretion of the board of directors and car allowances and employee benefits in addition to their salaries and bonuses.

On July 16, 2007, the Company issued 7,377,555 of common stock to two current officers and directors for a total value of $ 885,307 of which 5,141,909 shares were for outstanding consulting payables with a value of $ 617,029 and 3,235,646 shares were for services with a value of $ 268,278.

On September 18, 2007 the Company entered into an employment agreement with Sidney Camper III, CEO of the Company effective October 1, 2007. Under the terms of the agreement Mr. Camper will receive a salary of $ 300,000 per annum plus bonuses at the discretion of the board of directors plus employee benefits and monthly car allowance.

The Company rents office space on a 41 month lease that commenced August 1, 2007 at the rate of $ 6,500 per month. The office space is owned by a related party of one of the officers and directors.

NOTE 6. – CHANGES IN EQUITY

On February 6, 2008 the Company signed an indemnification agreement with one of the officers and directors of the Company. The agreement indemnifies the officer from any actions by a lender in which the officers guarantees $ 1,500,000 of Company debt. As compensation for the issuance of the guarantee, the Company issued 10,000,000 shares of restricted common stock to the officer valued at $ 400,000. As the Company has not yet incurred the debt, the Company is carrying the compensation as a prepaid with stock on the balances sheet of $ 400,000.

On February 12, 2008 the Company issued 1,500,000 shares of common stock per the Agreement and Plan of Reorganization dated August 3, 2007. (see Note 12: Commitments and Contingencies)

NOTE 7. – CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on two customers. The loss of either of these customers could have an adverse affect on the Company’s business.

NOTE 8. – LEASE AGREEMENT

On August 1, 2007 the Company entered into a Commercial Lease Agreement, with SAE Group, Inc, the landlord, for 5,000 square feet of office space located in Delray Beach, Florida. The lease is effective August 1, 2007, and has a 41 months term, expiring on December 31, 2010. Under the lease the base rent is $6,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period and each twelve months period thereafter by three percent. In addition, the Company is required to carry liability insurance in the amount of $1 million. The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of March 31, 2008:

Fiscal Year
2008	$39,195
2009	80,541
2010	82,959
2011	21,309
Total	$224,004

INZON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 9. – SOFTWARE, PROPERTY AND EQUIPMENT

Software, property and equipment at March 31, 2008 consisted of the following:

Software	$1,096,310
Transmission equipment	326,150
Furniture and fixtures	42,201
Total	1,464,661
Less: accumulated depreciation and amortization	(862,214)
Net of depreciation	$602,447

NOTE 10. – INCOME TAXES

At March 31, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $6,336,363 and $3,173,650, respectively, which expires in 2027.

The provision for income taxes consisted of the following components as of March 31:

	2008	2007
Current:
Federal	—	—
State	—	—
Deferred:	—	—
	—	—

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$2,217,727	$1,110,777
Stock-based compensation	—	—
Total deferred tax assets	2,217,727	1,110,777
Less: Valuation Allowance	(2,217,727)	(1,110,777)

Net Deferred Tax Assets	$—	$—

The valuation allowance for deferred tax assets as of March 31, 2008 and 2007 was $2,217,727 and $1,110,777, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2008 and 2007 and, accordingly, recorded a full valuation allowance.

INZON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 10. – INCOME TAXES

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31:

	2008	2007
Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(5.5)%	(5.5)%
Change in valuation allowance	40.5%	40.5%

Effective tax rate	0.0%	0.0%

NOTE 11. – NOTES PAYABLE

The following notes remain open as of March 31,2008

Payee	Interest Rate	Maturity Date	Principal Amount

Stout Advisors, Inc	10%	On Demand	$28,785
Mosaic Composite	10%	On Demand	17,203
Deal Flow, Inc	10%	January 1, 2008	12,500
Birchstreet Enterprises, Inc	10%	January 1, 2008	7,500
Stout Advisors, Inc	10%	January 1, 2008	2,500
Stout Advisors, Inc	10%	January 1, 2008	15,000
Stout Advisors, Inc	8%	October, 1 2007	60,000
Paul Price	8%	October 1, 2007	40,000
Accrued interest			28,684
Total note payable including interest			$212,172

EPL	7.9%	September 1, 2009	$130,912
Accrued Interest			15,372
Total equipment loan including interest			$146,284

NOTE 12. – COMMITMENTS AND CONTINGENCIES

On August 3, 2007 the Company through its subsidiary InZon Holdco, Inc acquired all the outstanding stock of Vericash, Inc. Under the terms of the agreement the Company issued on the date of the agreement 1,500,000 shares of restricted common stock with a value of $ 38,920. On February 12, 2008 the Company issued an additional 1,500,000 shares of restricted stock with a value of $ 1,500. An additional 2,000,000 shares of restricted stock with a value of $ 2,000 for a total of 5,000,000 shares for a total value of $ 117,760 are to be issued as follow:

August 4, 2008	500,000
February 3, 2009	500,000
August 3, 2009	500,000
February 3, 2010	500,000
Total additional shares	2,000,000

INZON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 12. – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The remaining 2,000,000 shares to be issued has been recorded as a stock payable in the accompanying balance sheet as of March 31, 2008. The acquisition of Vericash, Inc. consisted of telecommunication equipment valued at $116,760 which there was no associated liabilities.

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

NOTE 13. – DEPOSIT ON WARRANT SUBSCRIPTION

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

NOTE 14. – PREPAID EXPENSES PAID IN COMMON STOCK

On September 9, 2007 the Company signed a one year financial and public relations consulting agreement with a non related party. Under the terms of the agreement the party received 1,000,000 shares of the Company’s common stock valued at $ 260,000. As the cost of the contract is expensed over a twelve month period the Company is carrying a prepaid of $ 108,333 on the balance sheet for the 5 months remaining on the contract.

On February 6, 2008 the Company signed an indemnification agreement with one of the officers and directors of the Company. The agreement indemnifies the officer from any actions by a lender in which the officers guarantees $ 1,500,000 of Company debt. As compensation for the issuance of the guarantee, the Company issued 10,000,000 shares of restricted common stock to the officer valued at $ 400,000. As the Company has not yet incurred the debt, the Company is carrying the compensation as a prepaid with stock on the balances sheet of $ 400,000.

INZON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Unaudited)

NOTE 15. – IMPAIRMENT LOSS

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

Results of Operations.

a)

Revenues and Gross Margin Loss.

The Company reported revenues of $ 23,500 for three months period and $ 45,100 for the six months period ended March 31, 2008. This compares to $92,600 and $ 126,400 for the comparable periods ending March 31, 2007. The decrease in sales was due to the drop in revenue from the licenses agreements for supporting customer upgrades to their software platforms.

The Company incurred a gross margin profits of $ 23,500 for the three months period and $ 45,100 for the six months period ending in March 31, 2008. During the same periods ending March 31, 2007 the gross margin profits were $ 92,600 and $ 126,400 respectively. The gross margin is from licenses agreements using the SAE software to maintain customer platforms.

(b)

Selling, General, and Administrative Expenses.

Selling, general and administrative expenses of $ 381,380 were incurred in the three months period and $ 789,932 for the six months period ending March 31, 2008 compared to $342,617 for the three months and $715,999 for the six months ending March 31, 2007. These variance between periods in insignificant and not due to any specific thing.

(c)

Depreciation and Amortization.

Depreciation and amortization for the three months period was $ 74,670 and for the six months period was $ 149,340 ending March 31, 2008. This compares to $ 97,851 in the three months period and $ 195,702 for the six months period ending March 31, 2007. Depreciation is attributable to the capital equipment and software acquired for the Company to support its customers.

(d)

Interest Expense.

The Company incurred interest charges (net of interest income) of $ 6,624 in the three months period and $ 13,247 for the six months period ending March 31, 2008 compared with $ 3,849 and $ 7,749 for the same periods ending March 31, 2007 respectively. The interest expense increase is due to the increase in notes payable in the six months period ending in 2008 over 2007.

(e)

Income Tax Benefit.

At December 31, 2008, the Company had available net operating loss carryforwards of approximately $9.0 million that may provide future tax benefits expiring beginning in September 2025. Because of the uncertainty of future income, the net loss carryforward has been reserved.

(f)

Net Loss.

The Company reported a net loss of $ 439,174 for the three months period and $ 2,957,180 for the six months period ending March 31, 2008 as compared to a net loss of $351,717 for the respective three months period and $ 793,050 for the six months period ending March 31, 2007. The increase in the loss for the 6 months period ending in 2008 over 2007 is due to the impairment loss incurred from the investment in a Company subsidiary.

Capital Expenditures.

There were no capital expenditures during the quarter ended March 31, 2008.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 6, 2008 the Company issued 10,000,000 shares of restricted common stock for the guaranteeing of debt with a value of $ 400,000 ($0.04 per share)

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.

OTHER

None

ITEM 6.

EXHIBITS

Exhibits included or incorporated by reference herein are set forth below.

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sidney Camper III

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea

32	Section 1350 Certification of Sidney Camper III and Richard Dea

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InZon Corporation

Dated: May 20, 2008	By:	/s/ SIDNEY CAMPER III
Sidney Camper III, Chief Executive Officer

Dated: May 20, 2008	By:	/s/ RICHARD DEA
Richard Dea, Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Sidney Camper III

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea

32	Section 1350 Certification of Sidney Camper III and Richard Dea