Form 10KSB/A
period 2007-12-31
InZon CORP
filed 2008-05-28
CIK 814183

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

ITEM 8A.

CONTROLS AND PROCEDURES.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This evaluation was done under the supervision and with the participation of the Registrant’s president. Based upon that evaluation, he concluded that the Registrant’s disclosure controls and procedures are lacking in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act. During the period ended September 30, 2007, the Registrant experienced a breakdown in cash receipts controls that caused cash to be deposited in a non Registrant bank account that was to have been deposited in a Registrant bank account.  The error was noted and immediately corrected. As of the end of the year it was determined that the controls and procedures were ineffective.

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

InZon Corporation.

Dated: May 28, 2008	By:	/s/ Sidney Camper III
Sidney Camper III, Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ David F. Levy David F. Levy	Chairman, /Director	May 28, 2008
/s/ Sidney Camper III Sidney Camper III	Chief Executive Officer/Director	May 28. 2008
/s/ Philip Loh Philip Loh	Secretary/Director	May 28, 2008
/s/ Richard Dea Richard Dea	CFO (Principal Financial and Accounting officer)/ Director	May 28, 2008

De Joya Griffith & Company, LLC

2580 Anthem Village Drive

Henderson, Nevada 89052

702.563.1600 Office/702.920.8049 Facsimile

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Inzon Corporation

Delray Beach, Florida

We have audited the accompanying consolidated balance sheet of Inzon Corporation and its subsidiaries as of September 30, 2007, and the consolidated statement of operations, stockholders’ deficit and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inzon Corporation and its subsidiaries as of September 30,2007, and the results of its operations and cash flows for the years ended  September 30, 2007 and 2006 in conformity with generally accepted accounting principles in the United States.

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