Form 10-Q
period 2008-06-30
InZon CORP
filed 2008-08-20
CIK 814183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

COMMISSION FILE NUMBER: 0-17345

INZON CORPORATION

(Exact Name of Company as Specified in Its Charter)

Nevada	41-1578316
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

238 Northeast 1st Avenue, Delray Beach, Florida 33444

(Address of Principal Executive Office) (Zip Code)

(561) 279-8200

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		☐	Yes	☒	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 15, 2008, the Company had 75,974,469 shares of common stock issued and outstanding.

TABLE OF CONTENTS

Page
PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

3

Consolidated Balance Sheet as of June 30, 2008

3

Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2008 and 2007

4

Consolidated Statements Of Cash Flows for the Nine Months Ended June 30, 2008 and 2007

5

Notes To Consolidated Financial Statements

6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

12

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

19

Item 4T. Controls And Procedures.

19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

21

Item 2. Unregistered Sales of Equity Securities and use of proceeds.

21

Item 3. Defaults upon Senior Securities.

21

Item 4. Submission of Matters to a Vote of Security Holders.

21

Item 5. Other Information

21

Item 6. Exhibits

21

Signature

22

Exhibit Index

23

PART I. - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

INZON CORPORATION

CONSOLIDATED BALANCE SHEET

		June 30, 2008
ASSETS		(Unaudited)
Current assets
Cash		$275
Accounts receivable-net of doubtful accounts of $96,187		14,351
Total Current Assets		14,626
Fixed Assets
Equipment, software, furniture & fixtures- net
of depreciation of $ 936,876		527,785
Total property and equipment		527,785

Trademarks		20,000

Total Assets		$562,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
	$
Notes payable and equipment loan including interest of $ 50,679		365,079
Accounts payable		1,678,133
Accrued payroll and payroll taxes		666,192
Warrant deposit		200,000
Compensation payable-related parties		630,000
Accrued expenses-related parties		74,750
Advances- related party		3,000
Total Current liabilities		3,617,154

Total liabilities		3,617,154

Stockholders’ Equity
Common stock
$0.001 par value 500,000,000 shares authorized
75,974,469 shares issued and outstanding		75,974
Paid-in capital		6,875,639
Stock payable		2,000
Prepaid expense paid with stock		(571,458)
Accumulated deficit		(9,436,898)
Total Stockholders’ equity		(3,054,743)
Total liabilities and stockholder equity		$562,411

The accompanying notes are an integral part of the financial statements

INZON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30
	2008	2007	2008	2007
Income	$23,500	$21,600	$66,700	$148,000

Gross profit	23,500	21,600	66,700	148,000

General, and administrative expenses	378,819	366,037	1,142,333	1,061,036
Depreciation and amortization	74,670	97,851	253,020	293,553
Bad debt expense	--	64,400	--	64,400
Total operating expense	453,489	528,288	1,395,353	1,418,989
Loss from operations	(431,889)	(506,688)	(1,328,653)	(1,270,989)
Other income(expense)
Interest expense	(6,624)	(6,086)	(19,871)	(13,835)
Impairment loss	--	--	(2,049,761)	--
Other expense	--	(30,855)	--	(30,855)
Total other income(expense)	(6,624)	(36,941)	(2,069,632)	(44,690)
Net loss	(438,513)	(543,629)	(3,398,285)	(1,315,679)

Earnings per share(Basic):
Loss from operations	$(0.0058)	$(0.0145)	$(0.0493)	$(0.0357)
Weighted average number of shares
Outstanding(Basic)	75,964,469	37,582,414	68,944,276	36,803,778

The accompanying notes are an integral part of the financial statements

INZON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITY
Net loss	$(3,398,285)	$(1,315,679)
Adjustments to reconcile loss from continuing operations
to net cash used in operating activities:
Depreciation and amortization	224,002	293,553
Impairment loss	2,049,761	--
Bad debt expense	--	64,400
Stock based compensation	--	249,200
Changes in operating assets and liabilities
Increase(decrease) in accounts receivable	7,201	(61,700)
Increase in deposits	--	1,655
Increase in prepaid	29,017	--
Increase in accounts payable	41,532	49,728
Increase in accrued employment expense-related parties	630,000	465,550
Increase in accrued expense-related parties	74,700	--
Increase in payroll and taxes	86,251	98,479
Increase in prepaid expense paid by stock	216,875	--
Increase in accrued interest	19,870	39,677
Net cash used in operating activities	(19,026)	(115,137)

CASH FLOW FROM INVESTING ACTIVITIES
Net cash from investing activities	--	--

CASH FLOW FROM FINANCING ACTIVITIES
Advances from related party	3,000
Payments made on loans	--	(18,000)
Proceeds from notes payable	--	156,595
Net cash provided(used) in financing activities	3,000	(138,595)

NET CHANGE IN CASH	(16,026)	23,458

CASH AT BEGINNING OF PERIOD	16,301	5,217

CASH AS END OF PERIOD	$275	$28,675

SUPPLEMENTAL INFORMATION
Interest	$--	$--
Income taxes	$--	$--

Supplemental schedule of nonmonetary transactions
10,000,000 shares @$0.04 per share for note guarantee	$400,000	--
3,000,000 shares @$0.05 per share for services	$150,000	--
992,000 shares @ $0.10 for expense	$--	$99,200

The accompanying notes are an integral part of the financial statements

INZON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

The consolidated balance sheet of InZon Corporation, a Nevada corporation (“Company”), as of June 30, 2008 (unaudited) and the related statements of operations and cash flows for the nine months ended June 30, 2008 and 2007 (unaudited) are enclosed.  In the opinion of Company management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included.  Such adjustments consisted only of normal recurring items.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended September 30, 2007

Interim Consolidated Financial Statements.

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

NOTE 2:

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

At June 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

NOTE 4.  GOING CONCERN CONSIDERATIONS

As of June 30, 2008, the Company reported an accumulated deficit of $ 9,436,898.  The Company’s ability to generate net income and positive cash flows is dependent on the ability to generate positive cash flow from operations, as well as the ability to raise additional capital.  Management is aggressively following strategic plans to accomplish both objectives, but the success of these plans is not guaranteed.  As of June 30, 2008, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On June 25, 2007 two officers agreed to cancel their employment agreements with the Company and to waive their rights to accrued compensation under their agreements dated June 1, 2004 and October 1, 2005 that was not compensated by the issuance of stock to them on July 16, 2007. On August 1, 2007 new employment contracts were issued effective October 1, 2007 for both officers. Under the terms of the contracts each party will receive a base compensation of $ 300,000 and $ 240,000 per annum respectively plus annual bonuses at the discretion of the board of directors and car allowances and employee benefits in addition to their salaries and bonuses.

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

On February 12, 2008 the Company issued 1,500,000 shares of common stock per the Agreement and Plan of Reorganization dated August 3, 2007. (see Note 12: Commitments and Contingencies)

On March 11, 2008 the Company issued 3,000,000 shares of common stock to a non related party with a value of $150,000 for services to be rendered over a 24 month period.  As all the services have not been rendered, the Company is carrying the compensation as a prepaid with stock on the balance sheet of $ 150,000.  As of June 30, 2008 the Company has expensed compensation of $ 21,875 against the prepaid with stock of $ 150,000.

NOTE 7.

CONCENTRATION OF REVENUE AND SUPPLIERS

The Company is highly dependent on two customers. The loss of either of these customers could have an adverse affect on the Company’s business.

NOTE 8.

LEASE AGREEMENT

On August 1, 2007 the Company entered into a Commercial Lease Agreement, with SAE Group, Inc, the landlord, for 5,000 square feet of office space located in Delray Beach, Florida.   The lease is effective August 1, 2007, and has a 41 months term, expiring on December 31, 2010.  Under the lease the base rent is $6,500 for the first twelve months, but the base rent may be adjusted in the second twelve month period and each twelve months period thereafter by three percent. In addition, the Company is required to carry liability insurance in the amount of $1 million.  The following is a schedule by year of the future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of June  30, 2008:

Fiscal Year
2008	$19,695
2009	80,541
2010	82,959
2011	21,309
Total	$204,504

NOTE 9.

SOFTWARE, PROPERTY AND EQUIPMENT

Software, property and equipment at June 30, 2008 consisted of the following:

Software	$1,096,310
Transmission equipment	326,150
Furniture and fixtures	42,201
Total	1,464,661
Less: accumulated depreciation and amortization	$936,876
Net of depreciation	$527,785

NOTE 10.

INCOME TAXES

At June 30, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $6,493,363 and $3,442,279, respectively, which expires in 2027.

NOTE 11.

NOTES PAYABLE

The following notes remain open as of June 30, 2008

Payee	Interest Rate	Maturity Date	Principal Amount
Stout Advisors, Inc	10%	On Demand	$28,785
Mosaic Composite	10%	On Demand	17,203
Deal Flow, Inc	10%	January 1, 2008	12,500
Birchstreet Enterprises, Inc	10%	January 1, 2008	7,500
Stout Advisors, Inc	10%	January 1, 2008	2,500
Stout Advisors, Inc	10%	January 1, 2008	15,000
Stout Advisors, Inc	8%	October, 1 2007	60,000
Paul Price	8%	October 1, 2007	40,000
Accrued interest			32,722
Total note payable including interest			216,210

EPL	7.9%	September 1, 2009	130,912
Accrued Interest			17,957
Total equipment loan including interest			$148,869

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

The remaining 2,000,000 shares to be issued has been recorded as a stock payable in the accompanying balance sheet as of June 30, 2008.  The acquisition of Vericash, Inc. consisted of telecommunication equipment valued at $116,760 which there was no associated liabilities. The shares due to be issued on August 4, 2008 have not yet been issued.

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

NOTE 14.

PREPAID EXPENSES PAID IN COMMON STOCK

On September 9, 2007 the Company signed a one year financial and public relations consulting agreement with a non related party. Under the terms of the agreement the party received 1,000,000 shares of the Company’s common stock valued at $ 260,000. As the cost of the contract is expensed over a twelve month period the Company is carrying a prepaid of $ 43,333 on the balance sheet for the 2 months remaining on the contract.

On February 6, 2008 the Company signed an indemnification agreement with one of the officers and directors of the Company.  The agreement indemnifies the officer from any actions by a lender in which the officers guarantees $ 1,500,000 of Company debt. As compensation for the issuance of the guarantee, the Company issued 10,000,000 shares of restricted common stock to the officer valued at $ 400,000. As the Company has not yet incurred the debt, the Company is carrying the compensation as a prepaid with stock on the balances sheet of $ 400,000. The agreement was rescinded on August 14, 2008. (See Note 16: Subsequent Events)

NOTE 15.

IMPAIRMENT LOSS

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

NOTE 16.

SUBSEQUENT EVENTS

On August 14, 2008 the Company and one of the directors and officers of the Company signed an agreement to rescind the February 6, 2008 indemnification agreement.  Under the terms of the rescission agreement the officer will return the 10,000,000 shares issued to him per the agreement and will not guarantee any loans as originally agreed.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

The Company is a Global Communications Company that utilizes its own modern hybrid worldwide VoIP/TDM network for both voice and data traffic.  In addition, the Company’s VeriCash division is developing systems for Stored Value/Mobile Wallet payment technologies designed to allow users to send money from their cell phone to any other cell phone and acts as a Virtual Point of Sale device via secure modes in most countries in the world. This means that any cell phone could be used as a secure debit card to pay bills, charge at restaurants and to instantly send money to be withdrawn from ATMs all over the worlds.

The Company’s proprietary switches and systems control both traditional legacy TDM (Traditional Time Division Multiplexing Voice Circuits) and IP Telephony technology (or Transitional Telecom technology).  This provides the Company with a hybrid system that is the best of both worlds.  The Company uses its own proprietary, leading edge monitoring and management software to thoroughly evaluate profitability in real-time and employ dynamic routing that will allow its systems to immediately react to changing network conditions and reroute based on key predefined criteria.   For the majority of its traffic, the Company now utilizes Voice over Internet Protocol ("VoIP") technology to provide complete voice, fax, data and conference call services on an ASP platform,   This gives the Company the ability to provide rapid “time to market” on new services and provide the most economical and flexible operations possible.

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

On August 3, 2007, the Company and its wholly-owned subsidiary, InZon Holdco, Inc., a Nevada corporation, entered into a Plan and Agreement of Reorganization with Mr. Lino G. Morris, the sole shareholder of Vericash, a Florida corporation.  Under the terms of the Agreement, Vericash was merged with and into InZon Holdco, Inc, the Company issued 1,500,000 restricted shares of its common stock, par value $0.001 per share to the VCI Stockholder, and InZon Holdco, Inc changed its name to Vericash Ltd. The Company will issue an additional 3,500,000 shares of its common stock over the next two years as part of this transaction.

On September 17, 2007, the Company entered into a written agreement with Good Deal, LLC and InZon Wireless, Inc., a wholly-owned subsidiary of the Company. Under the terms of the agreement the Company, at closing on October 1, 2007, issued 19,521,527 restricted shares of the Company’s common stock for the transfer to

InZon Wireless, Inc. 2,500 shares of South Pacific Management Holdings Limited, a British Virgin Islands company, which represents fifty percent (50%) of the total issued and outstanding capital shares of South Pacific Holdings Limited. Per the agreement 9,760,764 of the shares issued by the Company were delivered. The Company had till December 31, 2007 to determine the commercial viability of the commercial license held via SPMH. South Pacific Management Holdings Limited was formed to hold communication licenses in certain Pacific Ocean island areas that are available for development. The company determined the license was not commercially viable so the Company cancelled the retained shares. Due to the lack of commercial viability of the license, the Company impaired the value of the total transaction showing a total impairment loss of $ 2,049,761.

Results of Operations.

(a)

Revenues and Gross Margin Loss.

The Company reported revenues of $ 23,500 for three months period and $ 66,700 for the nine months period ended June 30, 2008. This compares to $21,600 and $ 148,000  for the comparable periods ending June 30, 2007. The decrease in sales was due to the drop in revenue from the licenses agreements for supporting customer upgrades to their software platforms.

The Company earned a gross margin profit of $ 23,500 for the three months period and $ 66,700 for the nine months period ending in June 30, 2008.  During the same periods ending June 30, 2007 the gross margin profits were $ 21,600 and $ 148,000 respectively.  The gross margin is from licenses agreements using the SAE software to maintain customer platforms.

(b)

Selling, General, and Administrative Expenses.

Selling, general and administrative expenses of $ 378,819 were incurred in the three months period and $ 1,142,333 for the nine months period ending June 30, 2008 compared to $366,037 for the three months and $1,061,036 for the nine months ending June 30, 2007. These variance between periods in insignificant and not due to any specific thing.

(c)

Depreciation and Amortization.

Depreciation and amortization for the three months period was $ 130,611 and for the nine months period was $ 247,190 ending June 30, 2008. This compares to $ 97,851 in the three months period and $ 293,553 for the nine months period ending June 30, 2007.  Depreciation is attributable to the capital equipment and software acquired for the Company to support its customers.

(d)

Interest Expense.

The Company incurred interest charges (net of interest income) of $ 6,624 in the three months period and $ 19,871 for the nine months period ending June 30, 2008 compared with $ 6,086 and $ 13,835 for the same periods ending June 30, 2007 respectively. The interest expense increase is due to the increase in notes payable in the nine months period ending in 2008 over 2007.

(e)

Income Tax Benefit.

At June 30, 2008, the Company had available net operating loss carryforwards of approximately $9.4 million that may provide future tax benefits expiring beginning in September 2025. Because of the uncertainty of future income, the net loss carryforward  has been reserved.

(f)

Net Loss.

The Company reported a net loss of $ 438,513 for the three months period and $ 3,398,285 for the nine months period ending June 30, 2008 as compared to a net loss of $543,629 for the respective three months period and $ 1,315,679 for the nine months period ending June 30, 2007.  The increase in the loss for the 9 months period ending in 2008 over 2007 is due to the impairment loss incurred from the investment in a Company subsidiary.

Capital Expenditures.

There were no capital expenditures during the quarter ended June 30, 2008.

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

(b)

Independent Auditors Have Expressed Substantial Doubt Ability to Continue as a Going Concern.

In their report dated December 29, 2007, the Company’s independent auditor stated that the financial statements for the year ended September 30, 2007 were prepared assuming that the Company would continue as a going concern.  The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations.  The Company continues to experience net losses.  The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company’s securities, increasing sales or obtaining loans from various financial institutions where possible.  The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

(j)

Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

The Company’s officers and directors currently own approximately 50.6% of the outstanding shares of the Company’s common stock.  As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval.  In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company.  Investors will only have rights associated with stockholders to make decisions that affect the Company.  Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSER ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required under this Item.

ITEM 4T.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 6, 2008 the Company issued 10,000,000 shares of restricted common stock for the guaranteeing of debt with a value of $ 400,000 ($0.04 per share).

On March 11, 2008 the Company issued 3,000,000 shares of restricted common stock for services with a value of $ 150,000 ($0.05 per share).

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

InZon Corporation

Dated: August 19, 2008	By:	/s/ DAVID LEVY
David Levy
Chairman of the Board

Dated: August 19, 2008	By:	/s/ RICHARD DEA
Richard Dea
Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of David Levy

31.2	Rule 13a-14(a)/15d-14(a) Certification of Richard Dea

32	Section 1350 Certification of David Levy and Richard Dea

23